Form 10QSB/A
period 2007-09-30
Mondo Acquisition I, Inc.
filed 2007-11-14
CIK 1392448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

Mondo Acquisition I, Inc., Inc. ("the Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 to include the certifications of the chief executive officer and chief financial officer which were inadvertently filed as one document with the filing of the Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondo Acquisition I, Inc.

November 14, 2007	By:	/s/ Jeffrey J. Fessler
Jeffrey J. Fessler
President (Principal Executive Officer and Principal Financial and Accounting Officer)

6