Form 10-K
period 2008-12-31
Mondo Acquisition I, Inc.
filed 2009-03-06
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

000-52621
Commission file number

MONDO ACQUISITION I, INC.
(Name registrant as specified in its charter)

Delaware	37-1532843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Broadway, 32 nd Floor New York, NY	10006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 930-9700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2008: $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Number of shares of the registrant’s common stock outstanding as of March 6, 2009:  1,000,000 shares of Common Stock

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Mondo Acquisition I, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.   Description of Business.

General

Mondo Acquisition I, Inc. (the “Company”, “we”, “us”, “our”, or the “Registrant”) was incorporated in the State of Delaware on October 30, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. To date, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.

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

Employees

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and we anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.  Risk Factors.

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

Item 2.  Properties.

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

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

Holders

As of March 6, 2009, we had one stockholder of record.

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

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operations.

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

Net loss for the years ended December 31, 2008 and 2007 was $858 and $1,894.  Net loss for the period from October 30, 2006 (Date of Inception) to December 31, 2008 was $4,245.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. On August 15, 2008, the Company paid $10,000 to its sole stockholder, which was accounted for as a return of capital. At December 31, 2008, the Company had cash of $5,944 and working capital of $3,255.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

MONDO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)

- TABLE OF CONTENTS -

Page
Financial Statements:

Report of Independent Registered Certified Public Accounting Firm	F-1

Balance Sheet as of December 31, 2008 and 2007	F-2

Statements of Losses for the Years Ended December 31, 2008 and 2007, and From October 30, 2006 (Date of Inception) through December 31, 2008	F-3

Statements of Stockholders’ Equity for the Period from Inception (October 30, 2006) through December 31, 2008	F-4

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and From October 30, 2006 (Date of Inception) through December 31, 2008	F-5

Notes to Financial Statements	F-6 - F-9

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
Mondo Acquisition I, Inc.
61 Broadway, 32 nd Floor
New York, NY 10006

We have audited the accompanying balance sheet of Mondo Acquisition I, Inc. (a development stage company) as of December 31, 2008 and the related statements of losses, stockholder’s equity, and cash flows for the years ended December 31, 2008 and 2007, and for the period October 30, 2006 (date of inception) through December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondo Acquisition I, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of losses, stockholder’s equity, and cash flows for the years ended December 31, 2008 and 2007, and for the period October 30, 2006 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
March 6, 2009

MONDO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,944	$16,802

Total Assets	$5,944	$16,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$1,493	$1,493
Accounts payable	1,196	1,196
Total Current Liabilities	2,689	2,689

Long Term Liabilities:	-	-

Total Liabilities	2,689	2,689

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of December 31, 2008 and 2007, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Additional paid in capital	6,500	16,500
Accumulated deficit during development stage	(4,245)	(3,387)

Total Stockholders' Equity	3,255	14,113

Total Liabilities and Stockholders' Equity	$5,944	$16,802

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period From October 30, 2006 (Date of Inception ) to December 31, 2008

Operating Expenses:
Selling, general and administrative	$858	$1,894	$4,245
Net loss	$(858)	$(1,894)	$(4,245)

Net loss per common share (basic and fully diluted)	$(0.001)	$(0.002)	$(0.004)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION I, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO DECMEBER 31, 2008

	Preferred stock		Common stock		Paid-in-	Accumulated deficit during development
	Shares	Amount	Shares	Amount	capital	stage	Total
Balance-October 30, 2006	-	$-		$-	$-	$-	$-
Common stock issued to founders	-	-	1,000,000	1,000	16,500	-	17,500
Net loss	-	-	-	-	-	(1,493)	(1,493)
Balance- December 31, 2006	-	-	1,000,000	1,000	16,500	(1,493)	16,007
Net loss	-	-	-	-	-	(1,894)	(1,894)
Balance – December 31, 2007	-	-	1,000,000	$1,000	$16,500	$(3,387)	$14,113
Net loss		-	-	-	-	(858)	(858)
Return of capital to founders	-	-	-	-	(10,000)	-	(10,000)
Balance—December 31, 2008	-	$-	1,000,000	$1,000	$6,500	$(4,245)	$3,255

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

Cash Flow from Operating Activities:	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period From October 30, 2006 (Date of Inception ) to December 31, 2008
Net loss	$(858)	$(1,894)	$(4,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	1,196	2,689

Net Cash Provided By Operating Activities	(858)	(698)	(1,556)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:	-	-
Proceeds from issuance of common stock to founders	-	-	17,500
Return of capital to founders	(10,000)		(10,000)
Net Cash Provided By Financing Activities:	(10,000)	-	7,500

Net (Decrease) Increase in Cash and Cash Equivalents	(10,858)	(698)	(5,944)
Cash and Cash Equivalents at beginning of period	16,802	17,500	-
Cash and Cash Equivalents at end of period	$5,944	$16,802	$5,944

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2008.

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
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company had 1,000,000 shares of common stock issued and outstanding at December 31, 2008 and December 31, 2007. As of December 31, 2008 and December 31, 2007 the Company had no preferred stock issued and outstanding.

MONDO ACQUISITION I, INC.
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls.

During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2008, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

NAME	AGE	POSITION

Jeffrey J. Fessler	46	President and Director
Richard A Friedman	45	Secretary and Director
Darrin M. Ocasio	38	Director

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

Richard A. Friedman, Secretary and Director
Mr. Friedman has served as Secretary and Director of the Company since its inception.  Since May 1998, Mr. Friedman has been the managing partner of Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.. Mr. Friedman is principally engaged in the practice of Corporate and Securities Law, with a concentration on public offerings and private placements. He represents clients in a wide variety of corporate transactions, including mergers and acquisitions, secured and unsecured private equity financing transactions (PIPE’s), joint ventures, employment and shareholder agreements, as well as with the formation of private equity hedge funds. He also represents publicly held companies with their 1934 Act reporting obligations, and with NASDAQ, AMEX and other exchange listing and compliance matters. Mr. Friedman’s practice also involves representation of broker-dealers and registered individuals in a wide array of matters, including ongoing compliance, regulatory inquiries and disciplinary proceedings before governmental and self-regulatory organizations, such as the Securities and Exchange Commission, National Association of Securities Dealers, New York Stock Exchange, and state securities commissions. Mr. Friedman received his Juris Doctor degree from Hofstra University School of Law in 1987 and his Bachelor of Arts Degree in Economics from the State University of New York at Binghamton (Harpur College) in 1984.

Darrin M. Ocasio, Director
Mr. Ocasio has served as Director of the Company since its inception.  Since 2000, Mr. Ocasio has been an attorney at Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  Mr. Ocasio has been a member of Sichenzia Ross Friedman Ference LLP since 2005.  Mr. Ocasio received his Juris Doctor Degree from New York Law School in 2000.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 6, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Mondo Management Corp. (1) 61 Broadway, 32 nd Floor New York, NY 10006	1,000,000	100%
Jeffrey J. Fessler 61 Broadway, 32 nd Floor New York, NY 10006	0	0%
Richard A. Friedman 61 Broadway, 32 nd Floor New York, NY 10006	0	0%
Darrin M. Ocasio 61 Broadway, 32 nd Floor New York, NY 10006	0	0%
All Officers and Directors as a group (3 individuals)	0	0%

(1)
Gregory Sichenzia, Marc J. Ross, Richard A. Friedman, Michael Ference, Thomas A. Rose, Jeffrey J. Fessler and Darrin M. Ocasio have shared voting and dispositive power over the shares of common stock held by Mondo Management Corp.

Item 13.  Certain Relationships And Related Transactions, and Director Independence

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

None of our directors is independent as defined under the Nasdaq Marketplace Rules.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $1,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2007, we were billed approximately $1,000 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

Item 15.        Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)    Our Financial Statements are listed on page F-1 of this Annual Report.
(2)    Financial Statement Schedules:

None.

(3)    Exhibits:

The following documents are included as exhibits to this Annual Report:

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

MONDO ACQUISITION I, INC.

Date: March 6, 2009	By:	/s/ Jeffrey J. Fessler
Jeffrey J. Fessler
President and Director (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey J. Fessler	President and Director (Principal Executive Officer,	March 6, 2009
Jeffrey J. Fessler	Principal Financial Officer, Principal Accounting Officer)

/s/ Richard A. Friedman	Secretary and Director	March 6, 2009
Richard A. Friedman

/s/ Darrin M. Ocasio	Director	March 6, 2009
Darrin M. Ocasio