Form 10-Q
period 2009-06-30
Midas Medici Group Holdings, Inc.
filed 2009-08-14
CIK 1392448

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52621
(Commission file number)

Midas Medici Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1532843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 Park Avenue, 20th Floor
New York, New York 10022
(Address of principal executive offices)

(212) 792-0921
(Issuer's telephone number)

Copies to:
Thomas Rose, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

 Mondo Acqusition I, Inc.
61 Broadway, 32 nd Floor
New York, New York 10006
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2009 ---910,000 shares of common stock

MIDAS MEDICI GROUP HOLDINGS, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	F-1

	Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2008 and From October 30, 2006 (Date of Inception) through June 30, 2009	F-2

	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008 and From October 30, 2006 (Date of Inception) through June 30, 2009	F-3

	Condensed Statement of Stockholders’ Equity from October 30, 2006 (Date of Inception) through June 30, 2009	F-4

	Notes to Condensed Financial Statements (unaudited)	F-5- F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4T.	Controls and Procedures	5

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	6

Item1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

SIGNATURES		7

Midas Medici Group Holdings, Inc.
(formerly, Mondo Acquisition I, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008 (Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$-	$5,944
Total assets	$-	$5,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses related to incorporation	$-	$1,493
Accounts payable	-	1,196
Total liabilities	-	2,689

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,225,000 and 1,000,000 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,225	1,000
Receivable from stock issuance	(225)	-
Additional paid-in capital	2,149	6,500
Accumulated deficit during development stage	(3,149)	(4,245)

Total stockholders' equity	-	3,255

Total liabilities and stockholders' equity	$-	$5,944

See the accompanying notes to unaudited condensed financial statements.

Midas Medici Group Holdings, Inc.
(formerly, Mondo Acquisition I, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Period From October 30, 2006 (Date of Inception) to June 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	-	500	100	500	4,345
Operating loss	-	(500)	(100)	(500)	(4,345)

Other income	-	-	1,196	-	1,196

Net income (loss)	$-	$(500)	$1,096	$(500)	$(3,149)

Net income (loss) per common share (basic and diluted)	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding - basic	1,000,000	1,000,000	1,000,000	1,000,000

Weighted average of common shares outstanding - diluted	1,074,176	1,000,000	1,037,293	1,000,000

See the accompanying notes to unaudited condensed financial statements.

Midas Medici Group Holdings, Inc.
(formerly, Mondo Acquisition I, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Period From October 30, 2006 (Date of Inception) to June 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,096	$(500)	$(3,149)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,689)	-	-
Net cash used in operating activities	(1,593)	(500)	(3,149)

Cash flow from financing activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Return of capital to founders	(4,351)	-	(14,351)
Net cash provided by (used in) financing activities:	(4,351)	-	3,149
	-
Net decrease in cash and cash equivalents	(5,944)	(500)	-
Cash and cash equivalents at beginning of period	5,944	16,802	-
Cash and cash equivalents at end of period	$-	$16,302	$-

See the accompanying notes to unaudited condensed financial statements.

Midas Medici Group Holdings, Inc.
(formerly, Mondo Acquisition I, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders' Equity
(Unaudited)

							Accumulated
						Receivable	deficit
						from	during
	Preferred stock		Common stock		Paid-in	stock	development
	Shares	Amount	Shares	Amount	capital	issuance	stage	Total
Balance - October 30, 2006	-	$-	-	$-	$-	$	$-	$-
Common stock issued to founders	-	-	1,000,000	1,000	16,500			17,500
Net loss	-	-		-	-		(1,493)	(1,493)
Balance - December 31, 2006	-	-	1,000,000	1,000	16,500	-	(1,493)	16,007
Net loss	-						(1,894)	(1,894)
Balance - December 31, 2007	-	-	1,000,000	1,000	16,500	-	(3,387)	14,113
Net loss	-						(858)	(858)
Return of capital to founders					(10,000)			(10,000)
Balance - December 31, 2008	-	-	1,000,000	1,000	6,500	-	(4,245)	3,255
Net income	-						1,096	1,096
Return of capital to founders	-				(4,351)			(4,351)
Issuance of common stock			225,000	225		(225)		-
Balance - June 30, 2009	-	$-	1,225,000	$1,225	$2,149	$(225)	$(3,149)	$-

See the accompanying notes to unaudited condensed financial statements.

MIDAS MEDICI GROUP HOLDINGS, INC
(FORMERLY MONDO ACQUISITION I, INC)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc.(the “Company”), was incorporated in the state of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business. On May 15, 2009, the Company, Mondo Management Corp., the then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant  to the Purchase Agreement, Mondo Management Corp. sold  to Midas Medici Group 1,000,000 previously  issued  and outstanding  shares  of  the  Company's restricted common stock, comprising 100% of  the  issued  and outstanding  capital  stock  of the Company. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

(b)	Development Stage Company:

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

(c)	Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on March 6, 2009.  The accompanying unaudited condensed financials statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.   The December 31, 2008 balance sheet has been derived from the audited financial statements included in the Form 10-K.

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

(d)	Use of Estimates:

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

(e)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

MIDAS MEDICI GROUP HOLDINGS, INC
(FORMERLY MONDO ACQUISITION I, INC)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)	Income Taxes:

The Company has implemented the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the asset and liability method. Deferred income taxes are determined based upon the estimated future tax effects of temporary differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s condensed financial statements and the adoption of FIN 48 did not have a material effect on the Company’s condensed financial statements for the six months ended June 30, 2009.

(g)	Income (Loss) per Common Share:

Basic income (loss) per common share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted income (loss) per common share includes potentially dilutive securities such as outstanding options, warrants and stock subscriptions, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

(h)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS:

FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its condensed results of operations, financial position or cash flows.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the condensed balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its condensed results of operations, financial position, or cash flows.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides additional guidance bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS 115-2 and FAS 124-2 also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its condensed results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009. The adoption of SFAS 165 is not expected to have a material impact on the Company's condensed financial statements.

MIDAS MEDICI GROUP HOLDINGS, INC
(FORMERLY MONDO ACQUISITION I, INC)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is fifty million (50,000,000). These shares shall be divided into two classes with 40,000,000 shares designated as common stock at $.001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.001 par value (the “Preferred Stock”). The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

On June 1, 2009, the Company issued 225,000 additional shares at $0.001 per share to the Company’s shareholders.  Total amount due from shareholders as of June 30, 2009 is $225.

The Company had 1,225,000 and 1,000,000 shares of common stock issued and outstanding at June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009 and June 30, 2008, the Company had no preferred stock issued and outstanding.

MIDAS MEDICI GROUP HOLDINGS, INC
(FORMERLY MONDO ACQUISITION I, INC)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - INCOME TAXES:

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $3,100 will expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax assets related to the carry forward was deemed to be approximately $900. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation, it is more likely than not that the benefits will not be realized.

 NOTE 5 – SUBSEQUENT EVENTS:

On July 17, 2009, the Company issued 80,000 shares of common stock for a purchase price of $168,000.

In addition, on July 27, 2009, the Company’s Board of Directors adopted the Midas Medici Group Holdings, Inc. 2009 Incentive Stock Plan (“MMGH Plan”). The purpose of the MMGH Plan is to give us a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide us with an incentive plan that gives officers, employees, directors, and consultants financial incentives directly linked to shareholder value.

The maximum number of shares that may be issued under the Plan is 650,000. However for the period commencing January 1, 2010, the maximum number of shares issuable under the Plan shall be equal to 20% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis but shall not be less than 650,000.

Pursuant to the Plan, incentive stock options or non-qualified options to purchase shares of common stock may be issued.  The plan may be administered by our board of directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our board of directors. Options granted under the plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by MMGH's board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of thirty days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by MMGH's board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

On July 29, 2009, the Company entered into return to treasury agreements with its shareholders, resulting in the return to treasury of an aggregate of 425,000 shares of the Company’s common stock which resulted in the reduction of the Company’s issued and outstanding shares from 1,305,000 to 880,000.

On July 31, 2009, the Company issued 30,000 shares of common stock for a purchase price of $63,000.

On August 7, 2009, the Company entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with Knox Lawrence International, LLC, a Delaware limited liability company (“Knox Lawrence”). Pursuant to the Reimbursement Agreement, Knox Lawrence is authorized to incur up to $350,000 in certain expenses and obligations on behalf of the Company and the Company agreed to reimburse Knox Lawrence for such expenses and obligations promptly after delivery of invoices for such expenses. The Reimbursement Agreement has a term of one year, subject to earlier termination upon 30 days’ written notice by either party.

On August 10, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UtiliPoint International, Inc. (“UtiliPoint”), a New Mexico corporation, and UtiliPoint Acquisition Corp., a New Mexico corporation and wholly-owned subsidiary of the Company (the “Acquisition Sub”).  Pursuant to the Merger Agreement, at the closing of the Merger Agreement, Acquisition Sub will merge with and into UtiliPoint and UtiliPoint will become the Company’s wholly-owned subsidiary.

The Merger Agreement contemplates that at the closing, the Company will issue an aggregate of 1,348,516 shares of common stock to the UitliPoint stockholders and options to purchase 172,597shares of common stock of the Company pursuant to the Company’s 2009 Incentive Stock Plan. Knox Lawrence International, LLC., KLI IP Holdings, Inc. and UTP International LLC, shareholders of UtiliPoint will be issued an aggregate of 889,444 of shares of our common stock and options to purchase 27,168 shares of our common stock at the closing of the Merger. Nana Baffour, our CEO and Johnson Kachidza, our President are the principal shareholders of Knox Lawrence International LLC., KLI IP Holdings, Inc. and UTP International LLC.

The closing of the transaction is subject to the fulfillment of certain conditions, including, (i) the delivery of all documents required to be delivered pursuant to the Merger Agreement, (ii) all terms, covenants and conditions of the merger are complied with or performed; (iii) the Certificate of Merger is executed by the Company and UtiliPoint; and (iv) there shall be no  material adverse change affecting the business of either the Company or UtiliPoint.

As required by SFAS 165, “Subsequent Events”, the Company has evaluated subsequent events through August 14, 2009, which is the date its June 30, 2009 Condensed Financial Statements were issued.

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

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our condensed financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Midas Medici Group Holdings, Inc, (the “Company”) was incorporated in the state of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business. We are headquartered in New York, NY where our management team resides.

On August 10, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UtiliPoint International, Inc. (“UtiliPoint”), a New Mexico corporation.  The closing of the Merger Agreement is subject to certain conditions. Should the closing of the Merger Agreement be completed, Utilipoint will become a  wholly-owned subsidiary of the Company. UtiliPoint is a clean energy company which provides products and services enabling the development of the “Smart Grid”.  Utilipoint defines the electric grid to be the entire infrastructure used by utilities to generate, transmit and distribute electricity to end users. Utilipoint considers the “Smart Grid” to be the grid as enhanced by a full spectrum of technologies and solutions designed to make it function more efficiently, reliably and securely. Utilipoint believes the Smart Grid will empower consumers to make smarter decisions around electricity consumption, helping curb the rising demand for electricity while reducing their carbon footprint.

Through the anticipated merger of UtiliPoint, we expect to provide energy industry consulting along six practice areas:
•           Smart Meter Deployment - which provides research and consulting focused on smart meter deployment and smart meter data management;
•           Energy Investments & Business Planning –which provides investment decision support to utilities and investment firms;
•           CommodityPoint –which provides research and advisory services designed to assist commodities traders to manage trading risk;
•           Meter-to-Cash –which provides independent research and consulting services around the end-to-end utility-customer value chain from when a meter is read to the point cash is received;
•           Pricing & Demand Response – which provides services to assist utilities and their regulators to design mechanisms for setting electricity rates and formulating prices for electricity;

•           Public & Regulatory Issues Management – which provides expert assistance for potentially controversial public, regulatory, and legal issues associated with the generation, transmission and distribution of electricity; and
•           The Intelligent Project – which produces highly structured, issue-focused research and executive forums to assist executives think through customer related issues associated with the smart grid.

Utilipoint’s clients will include utilities, investors, regulators, and energy industry vendors and service providers both domestically and internationally.

Utilipoint provides consulting services and proprietary research to our clients using multi-disciplinary teams with deep subject matter expertise, highly analytical methodologies, primary research and technology-enabled tools. UtiliPoint has 23 employees, including many whom we believe are recognized leaders in their respective fields. As of June 30, 2009, more than 50% of professional staff held post-graduate degrees in such diverse fields as economics, engineering, business administration, information technology, law, life sciences and public policy. Utilipoint’s senior managers have considerable industry and project management experience and an average tenure of more than 20 years in the industry. We believe this diverse pool of intellectual capital enables us to assemble multi-disciplinary teams that can provide creative solutions to our clients’ most pressing problems.

UtiliPoint is headquartered in Albuquerque, NM, with two domestic regional offices in Tulsa, OK and Houston, TX. It maintains international operations through its office in Brno, Czech Republic.

Corporate History

We were incorporated in the State of Delaware on October 30, 2006 under the name Mondo Acquisition I, Inc. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. On May 15, 2009, we, Mondo Management Corp., our then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant  to the Purchase Agreement, Mondo Management Corp. sold  to Midas Medici Group, Inc.  1,000,000 previously  issued  and outstanding  shares  of  the  Company's restricted common stock, comprising 100% of  the  issued  and outstanding  capital  stock  of the Company. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, we changed our name to Midas Medici Group Holdings, Inc.

 Results of Operations

As of June 30, 2009, the Company had not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period.

Net income for the three and six months ended June 30, 2009 and 2008 was $0 and $1,096, respectively, compared to net loss of $500 for the three and six months ended June 30, 2008.  Net loss for the period from October 30, 2006 (Date of Inception) to June 30, 2009 was $3,149.

Liquidity and Capital Resources

At June 30, 2009, the Company had cash and cash equivalents of $0 and working capital of $0.

On July 17, 2009, the Company issued 80,000 shares of common stock for a purchase price of $168,000

On July 29, 2009, the Company entered into return to treasury agreements with its shareholders, resulting in the return to treasury of an aggregate of 425,000 shares of the Company’s common stock which resulted in the reduction of the Company’s issued and outstanding shares from 1,305,000 to 880,000.

On July 31, 2009, the Company issued 30,000 shares of common stock for a purchase price of $63,000

On August 7, 2009, the Company entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with Knox Lawrence
International, LLC, a Delaware limited liability company (“Knox Lawrence”). Pursuant to the Reimbursement Agreement, Knox Lawrence is authorized to incur up to $350,000 in certain expenses and obligations on behalf of the Company and the Company agreed to reimburse Knox Lawrence for such expenses and obligations promptly after delivery of invoices for such expenses. The Reimbursement Agreement has a term of one year, subject to earlier termination upon 30 days’ written notice by either party.

On August 10, 2009, Midas Medici Group Holdings, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UtiliPoint International, Inc. (“UtiliPoint”), a New Mexico corporation, and UtiliPoint Acquisition Corp., a New Mexico corporation and wholly-owned subsidiary of the Company (the “Acquisition Sub”).  Pursuant to the Merger Agreement, at the closing of the Merger Agreement, Acquisition Sub will merge with and into UtiliPoint and UtiliPoint will become the Company’s wholly-owned subsidiary.

The Merger Agreement contemplates that at the closing, the Company will issue an aggregate of 1,348,516 shares of common stock to the UitliPoint stockholders and options to purchase 172,597shares of common stock of the Company pursuant to the Company’s 2009 Incentive Stock Plan. Knox Lawrence International, LLC., KLI IP Holdings, Inc. and UTP International LLC, shareholders of UtiliPoint which are controlled by Nana Baffour, our CEO and Johnson Kachidza, our President , will be issued an aggregate of 889,444 of shares of our common stock and options to purchase 27,168 shares of our common stock at the closing of the Merger.

The closing of the transaction is subject to the fulfillment of certain conditions, including, (i) the delivery of all documents required to be delivered pursuant to the Merger Agreement, (ii) all terms, covenants and conditions of the merger are complied with or performed; (iii) the Certificate of Merger is executed by the Company and UtiliPoint; and (iv) there shall be no material adverse change affecting the business of either the Company or UtiliPoint.

As a result of the cash received from the July 2009 stock issances, the company believes that its capital on hand is sufficient to continue operations for the foreseeable future.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our condensed financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.    Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer and principal financial officer (“CEO”). Upon that evaluation, our CEO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls

During our fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 On June 1, 2009, the Company issued an aggregate of 225,000 shares of common stock to Nana Baffour, Johnson Kachidza, Frank Asante-Kissi and B.N. Bahadur for an aggregate purchase price of $225.

The Company relied on an exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

August 14, 2009	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)