Form 10-K/A
period 2008-12-31
Midas Medici Group Holdings, Inc.
filed 2009-10-06
CIK 1392448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

 For the transition period from ___________ to ___________

000-52621
Commission file number

MIDAS MEDICI GROUP HOLDINGS, INC.

f/k/a MONDO ACQUISITION I, INC.
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

EXPLANATORY NOTE

This amended annual report on Form 10-K/A ("Form 10-K/A") is being filed to amend our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission ("SEC") on March 6, 2009.

This Form 10-K/A is being filed to amend Part II, Item 9A, Controls and Procedures of the Original Form 10-K and to include a revised audit report letter of RBSM, LLP.

This Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

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

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 2 -RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 3 -CAPITAL STOCK:

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

NOTE 4 -RELATED PARTIES:

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

MIDAS MEDICI GROUP HOLDINGS, INC.

Date: October 6, 2009	By:	/s/ Nana Baffour
Nana Baffour
CEO, Co-Executive Chairman & Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nana Baffour	CEO, Co-Executive Chairman & Director	October 6, 2009
Nana Baffour	(Principal Executive Officer and Principal Financial Officer)

/s/ Johnson M. Kachidza	President , CO-Executive Chairman & Director	October 6, 2009
Johnson M. Kachidza