Form 10-Q/A
period 2009-06-30
Midas Medici Group Holdings, Inc.
filed 2009-10-06
CIK 1392448

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2009 ---910,000 shares of common stock

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarter ended June 30, 2009 , which was originally filed with the Securities and Exchange Commission on August 14, 2009.

This Form 10-Q/A is being filed to amend Part I, Item 4T, Controls and Procedures of the Original Form 10-Q.

This Amendment does not amend any other information set forth in the Form 10-Q, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

Part I

Item 4T.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Midas Medici Group Holdings, Inc.

October 6, 2009	By:	/s/ Nana Baffour
Nana Baffour
CEO & Co-Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

5