Form 10-Q
period 2009-09-30
Midas Medici Group Holdings, Inc.
filed 2009-11-23
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(212) 792-0920
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 23, 2009 --- 2,310,516 shares of common stock

MIDAS MEDICI GROUP HOLDINGS, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

Midas Medici Group Holdings, Inc. and Subsidiaries
(formerly, Mondo Acquisition I, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$112,335	$144,546
Accounts receivable, net	408,605	552,517
Prepaid expenses and other current assets	23,083	42,593
Total current assets	544,023	739,656

Property and equipment, net	23,603	34,266
Other assets	2,952	2,953
Total assets	$570,578	$776,875

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$578,803	$336,906
Accrued expenses	464,591	188,555
Revolving credit facility	53,764	216,590
Deferred revenue	180,455	154,011
Current portion of long-term debt	493,138	60,792
Current portion of capital lease obligations	13,493	16,242
Preferred stock dividends payable - stated	178,208	68,250
Preferred stock dividends payable - accreted	-	395,585
Common stock put options	-	269,000
Management fee payable	113,978	50,000
Other current liabilities	20,566	5,299
Total current liabilities	2,096,996	1,761,230

Long-term debt, less current portion	196,469	514,606
Capital lease obligations, less current portion	8,402	16,409
Total liabilities	2,301,867	2,292,245

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; issued 2,735,516 and outstanding 2,310,516 shares at September 30, 2009; issued 2,192,095 and outstanding 1,383,483 shares at December 31, 2008	2,736	2,192
Treasury stock, at cost; 425,000 and 808,611 shares at September 30, 2009 and December 31, 2008, respectively	(40)	(974,015)
Additional paid-in capital	(187,719)	540,997
Common stock put options		(269,000)
Accumulated deficit	(1,554,746)	(812,782)
Accumulated other comprehensive income (loss)	8,480	(2,762)
Total stockholders' deficit	(1,731,289)	(1,515,370)

Total liabilities and stockholders' deficit	$570,578	$776,875

See accompanying notes to unaudited condensed consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
(formerly, Mondo Acquisition I, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Revenues	$837,404	$1,055,595	$2,566,962	$2,826,650
Cost of services	506,153	599,581	1,445,193	1,485,006
Gross margin	331,251	456,014	1,121,769	1,341,644

Operating expenses:
Selling, general and administrative	820,474	493,683	1,784,968	1,338,676
Depreciation and amortization	4,421	4,464	13,835	12,207
Total operating expenses	824,895	498,147	1,798,803	1,350,883
Operating loss	(493,644)	(42,133)	(677,034)	(9,239)

Other income (expense):
Interest income	1	-	2	-
Interest expense	(19,791)	(19,888)	(62,855)	(49,332)
Total other income (expense)	(19,790)	(19,888)	(62,853)	(49,332)
Loss before income taxes	(513,434)	(62,021)	(739,887)	(58,571)

Provision (benefit) for income taxes	-	(13,879)	2,077	(1,362)
Net loss	(513,434)	(48,142)	(741,964)	(57,209)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	(41,708)	(34,125)	(109,958)	(102,375)
Preferred stock dividend accretion	(30,377)	(72,285)	(203,109)	(201,659)
Net loss applicable to common stockholders	$(585,519)	$(154,552)	$(1,055,031)	$(361,243)

Net loss per common share (basic and diluted)	$(0.37)	$(0.11)	$(0.69)	$(0.26)

Weighted average of common shares outstanding (basic and diluted)	1,600,037	1,355,631	1,531,736	1,372,730

Comprehensive loss:
Net loss	$(513,434)	$(48,142)	$(741,964)	$(57,209)
Foreign currency translation	(4,882)	-	11,242	-
Comprehensive loss	$(518,316)	$(48,142)	$(730,722)	$(57,209)

See accompanying notes to unaudited condensed consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
(formerly, Mondo Acquisition I, Inc.)
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Common stock
	Shares	Amount	Treasury stock	Additional paid-in capital	Common stock put options	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' deficit
Balance - December 31, 2008	2,192,095	$2,192	$(974,015)	$540,997	$(269,000)	$(812,782)	$(2,762)	$(1,515,370)
Net loss for the period	-	-	-	-	-	(741,964)	-	(741,964)
Issuance of common stock	15,981	16	-	24,984	-	-	-	25,000
Purchase of treasury stock	(50,948)	-	-	-	-	-	-	-
Stated dividends on preferred stock	-	-	-	(109,958)	-	-	-	(109,958)
Accretion of accelerated and balloon dividends on preferred stock	-	-	-	(203,109)	-	-	-	(203,109)
Effect of reverse merger adjustments	578,388	528	973,975	(637,008)	269,000	-	-	606,495
Stock-based compensation	-	-	-	196,375	-	-	-	196,375
Translation adjustments	-	-	-	-	-	-	11,242	11,242
Balance - September 30, 2009	2,735,516	$2,736	$(40)	$(187,719)	$-	$(1,554,746)	$8,480	$(1,731,289)

See accompanying notes to unaudited condensed consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
(formerly, Mondo Acquisition I, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(741,964)	$(57,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,835	12,207
Provision for uncollectible accounts	-	3,425
Stock-based compensation	196,375	-
Deferred taxes	-	(4,302)
Changes in operating assets and liabilities net of effects of consolidation of Utilipoint International, Inc:
Accounts receivable	150,795	(81,482)
Prepaid expenses and other current assets	20,074	86,205
Accounts payable	159,794	2,219
Accrued expenses and other current liabilities	91,623	54,577
Deferred revenue	25,813	(50,599)
Management fees payable	63,978	25,000
Other	4,310	(11,602)
Net cash used in operating activities	(15,367)	(21,561)

Cash flows from investing activities:
Additions to property and equipment	(1,081)	(2,411)
Net cash acquired from acquisition	16,482	-
Net cash provided by (used in) investing activities	15,401	(2,411)

Cash flow from financing activities:
Net borrowings (payments) on revolving credit facility	(163,062)	164,894
Change in bank overdrafts	-	(113,937)
Principal payments on capital lease obligations	(12,639)	(10,362)
Principal payments on notes payable	(97,260)	(78,233)
Proceeds from notes payable	212,046	150,000
Proceeds from issuance of common stock	25,000	-
Distribution/dividend to preferred stockholders	-	(68,250)
Capital contribution	-	-
Net cash provided by (used in) financing activities:	(35,915)	44,112

Net increase (decrease) in cash and cash equivalents	(35,881)	20,140
Effect of exchange rate changes on cash and cash equivalents	3,670	-
Cash and cash equivalents at beginning of period	144,546	-
Cash and cash equivalents at end of period	$112,335	$20,140

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$55,350	$42,480
Taxes	$2,077	$2,940

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital leases	$1,884	$13,054

See accompanying notes to unaudited condensed consolidated financial statements.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc. (“Midas Medici”, the “Company”), was incorporated in the State of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business. On May 15, 2009, Mondo Management Corp., the then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant to the Purchase Agreement, Mondo Management Corp. sold  to Midas Medici Group 1,000,000 previously  issued  and outstanding  shares  of  Mondo Management Corp.'s restricted common stock, comprising 100% of  the  issued  and outstanding  capital  stock  of Mondo Management Corp. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

Utilipoint International, Inc. (“Utilipoint”), together with its subsidiaries, is a utility and energy consulting, and issues analysis firm. Utilipoint offers public issues and regulatory management, advanced metering infrastructure and meter data management, rates and demand response, utility energy and technology, trading and risk management, and energy investment services. Utilipoint provides its services to energy companies, utilities, investors, regulators, and industry service providers primarily in North America and Europe. Utilipoint also serves select clients in Asia, South America, Africa and the Middle East. Utilipoint is headquartered in Albuquerque, New Mexico, with two domestic regional offices in Tulsa, Oklahoma and Houston, Texas, and is incorporated under the laws of the State of New Mexico. Utilipoint also has a wholly owned subsidiary, Utilipoint, s.r.o., in the Czech Republic and maintains its international operations through its office in Brno, Czech Republic. In July 2009, Utilipoint acquired a controlling interest in The Intelligent Project, LLC (“IP”). IP is a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. IP is headquartered in West Lafayette, Indiana. The acquisition was accounted for as a combination of entities under common control.  As such, expenditures amounting to $107,969 for the period from January 1, 2009 through date of acquisition have been included in the condensed consolidated statement of operations and comprehensive loss as if the acquisition had occurred on January 1, 2009.

On August 21, 2009, Midas Medici and Utilipoint entered into a reverse merger transaction (discussed further in Note 4), which results in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The prospective filings with the Securities and Exchange Commission (the “SEC”) included the historical financial results of Utilipoint as of and for the periods ending September 30, 2009 and 2008 and Midas Medici, and its subsidiaries only as of and for the period commencing August 21, 2009, the date of the reverse merger.

At the closing of the Merger Agreement on August 21, 2009, Midas Medici ceased to be a shell company. Any reference to “Company”, “Midas Medici”, “we” or “our” after August 21, 2009, refers to Midas Medici Group Holdings, Inc. together with our wholly-owned subsidiary Utilipoint and its subsidiaries.

References herein to Utilipoint common shares  has been retrospectively adjusted to reflect the exchange ratio 31.962187 Midas Medici common shares for each share of Utilipoint common stock established in the Merger Agreement.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of Midas Medici and its subsidiaries as of September 30, 2009 their results of operations for the three and nine months ended September 30, 2009 and 2008, changes in stockholders’ deficit for the nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 and 2008. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the audited consolidated financial statements of the Company as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 (the “Audited Financial Statements”) included in the Company’s Form 8K that was previously filed with  the SEC on August 27, 2009 and from which the December 31, 2008 consolidated balance sheet was derived.

Our condensed consolidated financials statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. The Company’s accumulated deficit at September 30, 2009 was $1,554,746 and the Company incurred a net loss of $741,964 for the nine months ended September 30, 2009.

At September 30, 2009 the Company had working capital deficiency of $1,552,973. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third party financings. As a wholly-owned subsidiary of Midas Medici, Utilipoint anticipates receiving external financing (upon completion of Midas Medici’s initial public offering) for its working capital needs and will be in a position to operate profitably and solve its liquidity constraints on a go-forward basis in a sustainable manner. Utilipoint is currently taking steps to improve its operational results and liquidity. Management actions and plans for improving operational results and liquidity include the following:

Increased Staff Utilization – The Company has begun implementing definitive plans to increase staff utilization which management believes will improve margins.

Increased Business Development and Executive Leadership Resources – In July 2009, with the combination of IP, two veteran executives joined Utilipoint. IP is a research and advisory services firm focused on assisting utilities with the challenge of advancing and solving customer dimension complexities of the Smart Grid. The addition of these individuals significantly increased Utilipoint’s resources in business development and executive leadership. Management believes this addition of executive talent will significantly increase its revenues and profits while optimizing how it manages its operations.

Deferring of Insider Obligations – Utilipoint has on its books, as of September 30, 2009, current debt obligations due to insiders of approximately $500,000. The Company believes that its insiders are going to continue deferring their obligations until the Company generates internal cash flows or procures outside financing.

Management believes it will be successful in completing the foregoing actions which will enable the Company to operate its business in a sustainable manner through December 31, 2010.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)             Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include: allowances for doubtful accounts, certain revenue recognition methodologies related to contract deliverables, valuation allowances for deferred tax assets, rates at which deferred tax assets and liabilities are expected to be recorded or settled, accruals for paid time off and the estimated labor utilization rate used to determine cost of services for the Company’s foreign subsidiary.

(b)             Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

(c)             Allowance for Doubtful Accounts

Allowance for doubtful accounts are based on evaluation of customers’ ability to meet their financial obligations to the Company.  When evaluation indicates that the ability to pay is impaired, a specific allowance against amounts due is recorded thereby reducing the net recognized receivable to the amount the Company reasonably believes will be collected. When management determines that receivables are not collectible, the gross receivable is written off against the allowance for doubtful accounts.

(d)             Income Taxes

The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized into income during the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.  The Company accounts for uncertain tax positions in accordance with by provision FASB ASC 740, Subtopic FASB ASC 740, Subtopic 10 which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any material unrecognized income tax positions. As of September 30, 2009, deferred tax assets have been fully offset by a valuation allowance and therefore no tax benefit has been recognized on the loss through September 30, 2009.

(e)             Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, revolving credit facility and debt approximate their fair values due to their short maturities and variable interest rate on the revolving credit facility and fixed rates which approximate market rates on significant notes payable. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximates fair value.

(f)             Revenue Recognition

Utilipoint’s primary revenue streams and the basis on which revenue is recognized for each are as follows:

Fixed-Price Contracts
Fixed price contracts are projects where services are provided at an agreed upon price for defined deliverables. On occasion, clients with fixed price contracts will require an accounting of all hours worked on a project at an agreed upon hourly rate to accompany an invoice.

Utilipoint recognizes revenue when a deliverable is provided except in the case where the client requires that time reporting accompany an invoice. In that case, Utilipoint recognizes revenue up to the amount the time records support, in that clients requiring time reporting with hourly rates on fixed price contracts typically can only ask for refunds on fixed price projects up to the amount as if the contract had been time and materials. With acceptance of the final deliverable, all revenue is recognized.

Bundled Service Agreements (“BSAs”)
BSAs are packages of services that clients subscribe to, typically on an annual contract basis. The services typically include a combination of the following:

•      Access to subject matter experts as needed, by telephone
•      Discounted fees for Utilipoint events
•      Advertising space on the IssueAlert® e-publication
•      One to three reports and/or whitepapers on industry topics
•      Briefings on industry trends and research findings

BSAs also include annual memberships in the Advanced Metering Infrastructure and Meter Data Management (“AMI MDM”) forum and corporate contracts. The AMI MDM forum is designed for electric, water, and/or gas utilities, regulators, utility governing boards, independent system operators and consumer advocacy groups to come together and discuss meter data management successes, problems, issues, interfaces and best practices. Corporate contracts are characterized by an annual contract for a pre-defined amount of market research hours.  Clients of this service receive access to Utilipoint’s directory and InfoGrid products. The primary service is the block of hours purchased.

Utilipoint believes that the substance of BSAs, as pointed out in a recent survey of its clients, indicates that the purchaser pays for a service that is delivered over time.  As a result, revenue recognition occurs over the subscription period, or in the case of corporate contracts as the hours are utilized, reflecting the pattern of provision of service.

Time and Materials Contracts (“T&M”)
T&M are services billed at a set hourly rate.  Project related expenses are passed through at cost to clients.  Normally invoices occur on monthly basis. Utilipoint recognizes revenue as billed unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

Events and Sponsorships
Utilipoint hosts events such as conferences.  These events include revenues from sponsorships and registration fees which are recognized in the month of the event.  Revenues from sponsors of the AMI MDM forum are recognized over the annual subscription period, reflecting the pattern of provision of service.

Utilipoint’s deferred revenue consists primarily of amounts received from or billed to clients in conjunction with BSAs, T&M and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables.

(g)             Property and Equipment

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the useful lives that typically range from three to ten years.  Equipment under capital leases is amortized over the lesser of the lease term which is typically three years and is removed from the Company’s accounting records upon lease termination.

(h)             Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations under the line item selling, general and administrative expense. The foreign exchange gain (loss) was $(841) and $(8,194) for the three and nine months ended September 30, 2009, respectively, and $166 and $(4,947) for the three and nine months ended September 30, 2008. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s U.S. subsidiary, which are reported based on the applicable exchange rate in effect on the balance sheet date. The related deferred revenue from such billings is reported in U.S. dollars at the exchange rate in effect at the billing dates when the revenue was deferred.

(i)              Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss or gains on foreign currency translations and net income or loss from operations and is presented in the consolidated statements of stockholders’ equity. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income (loss) are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiary. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)” Other comprehensive income (loss) was ($4,882) and $11,242 for the three and nine months ended September 30, 2009, respectively and $0 for the three and nine months ended September 30, 2008.

(j)              Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provision of SFAS ASC 178, Share Based Payment. Compensation expense that the Company recognizes includes expense associated with the fair value of share-based awards granted.

NOTE 4 – REVERSE MERGER

On August 21, 2009, Midas Medici completed a reverse merger with privately held Utilipoint, a New Mexico Corporation which results in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to a Merger Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Company. Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of September 30, 2009, an aggregate of 2,310,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

NOTE 5 – DEBT

Debt, including interest rates and maturities, is summarized as follows at September 30, 2009:

Interest rates	Maturity	September 30, 2009	December 31, 2008
12.00%	1/1/2010	$447,106	$447,106
10.00%	12/31/2013	62,500	62,500
4.00%	5/4/2010	5,000	5,000
4.00%	9/23/2009 (1)	16,000	16,000
4.00%	6/2/2009 (2)	3,722	9,722
10.00%	1/15/2014	10,000	-
10.00%	1/15/2014	7,500	-
10.00%	1/15/2014	7,500	-
5.00%	6/30/2012	108,969	-
Variable, 3% and 4.68% at September 30, 2009 and
December 31, 2008, respectively	8/2/2009 (3)	21,310	35,070
Total long-term debt, including
current maturities		689,607	575,398
Current maturities of long-term debt		(493,138)	(60,792)
Long-term debt, less current portion		196,469	514,606

Short-term debt:
Revolving credit facility/note payable Utilipoint		46,264	216,590
Revolving credit facility Intelligent Project, LLC		7,500	-
Short-term notes payable		577	-
Current maturities of long-term debt		493,138	60,792
Total short-term debt		547,479	277,382
Total debt		$743,948	$791,988

The $689,607 of total long-term debt including current maturities is due to either current or former shareholders of the Company.  Interest rates are fixed unless otherwise noted.  Variable interest rates are per the credit union from which the current management shareholder obtained a home equity loan from which the funds were then loaned to the Company.

Notes payable to current and former shareholders are unsecured and subordinated to obligations under credit facility borrowings with the Bank of Albuquerque.  Notes payable to current and former management shareholders are further subordinated to the $62,500 note to Knox Lawrence International, LLC (“Knox Lawrence”) due December 31, 2013. Payment terms on three notes have been revised as follows:

(1)
The $16,000 note payable due September 23, 2009 was restructured on August 1, 2009 in connection with the resignation of the Company executive who holds the note. Per terms of a separation agreement, the former Company executive agreed to an extension of terms in the amount of two installments of $2,000 and $14,000 due December 31, 2009 and January 30, 2010, respectively.

(2)
The same former Company executive also agreed to a payment date of September 30, 2009 for the unpaid portion, $3,722 of the $9,722 note due June 2, 2009 of which $6,000 had been paid on June 2, 2009. Payment of the unpaid portion of $3,722 was made on October 16, 2009.

(3)
In connection with the employment agreement of one of the management shareholders, we have agreed to make a principal payment of $5,000 per month beginning July 31, 2009 in addition to the normal monthly payment for the variable rate sub-debt note that is due August 2, 2009 until the note is paid in full. As of September 30, 2009, the outstanding balance was $21,310.

Utilipoint had a revolving credit facility, used for working capital needs, with the Bank of Albuquerque from 2005 through mid-2008 at which point the line expired.  Utilipoint had not been in compliance with debt covenant financial ratios on debt coverage, funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth for years 2007 and 2008.  The balance at December 31, 2008 was partially paid down on January 22, 2009 and converted into a short-term note in the amount of $165,000 due September 30, 2009 with an interest rate of 9.25%.  Six monthly consecutive principal payments of $16,500 plus interest on unpaid principal were due commencing January 15, 2009 with a final payment of $66,000 plus interest due September 30, 2009. The Company paid the first five installments and subsequently renegotiated the remaining balance of principal and interest totaling $82,264 into a new 9.25% note with the Bank of Albuquerque on September 30, 2009. The 9.25% note matures on December 31, 2009 and will be repaid in 5 principal payments of $9,000 each and one final principal and interest payment of $37,561. The 9.25% note is an extension / renewal / modification of the credit facility and as such is secured by Utilipoint’s accounts receivable, fixed assets and a right of offset against cash accounts held with the bank. As of September 30, 2009, $46,264 was the outstanding balance of the Company’s 9.25% note with the Bank of Albuquerque.

The note payable of $108,969 represents a loan form KLI-IP Holding, Inc. to IP for working capital. Interest on this note accrues at an annual percentage rate of 5% and the note matures on June 30, 2012.

In July 2009, IP secured a revolving credit facility with Chase Bank. The credit facility allows IP to borrow up to $15,000 at an interest rate ranging from 13.24% to 19.24%.  Interest accrues at an annual percentage rate of 13.24% for purchases and 19.24% for cash advances and overdraft protection. As of September 30, 2009, the amount outstanding under this credit facility was $7,500.

The short term note payable of $577 at September 30, 2009 represents the remaining balance of an interest free loan by Knox Lawrence to IP for working capital. This note was paid in full on October 5, 2009. At September 30, 2009, the balance of $577 was included in “Other current liabilities” in the condensed consolidated Balance Sheet.

On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the prime rate plus 2.5%, or a minimum of  6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%.  There was no balance outstanding at September 30, 2009.

Interest expense on notes payable and the revolving credit facilities was $17,797 and $60,715 for the three and nine months ended September 30, 2009 and $19,221 and $47,373 for the three and nine months ended September 30, 2008.

The Company's contractual payments of long-term borrowings at September 30, 2009 are as follows:

Year	Amount
2009	$41,032
2010	452,106
2011	-
2012	108,969
2013	62,500
2014	25,000
Total	$689,607

NOTE 6 - 401(K) PLAN

The Company maintains a defined contribution retirement plan under Internal Revenue Code Section 401(k).  Substantially all regular full time employees are eligible to participate in the plan.  The Company matches each eligible employee’s salary reduction contribution up to a limit of 3%.  The Company’s contributions were $4,748 and $10,551 for the three and nine months ended September 30, 2009, respectively, and $6,336 and $22,447 for the three and nine months ended September 30, 2008, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

(a)             Common Stock Dividends

The Company may make distributions on the common stock. There has been no common stock dividends declared as of September 30, 2009. Under the terms of the Loan Agreement with Proficio Bank (refer to Note 5, Debt), the Company is restricted from declaring or paying dividends without the prior written consent of the bank, so long as it may borrow under the Loan Agreement or so long as any indebtedness remains outstanding under the Loan Agreement.

(b)             Preferred Stock Dividends

Prior to the acquisition by Midas Medici on August 21, 2009 Utilipoint was required to pay preferential cumulative dividends in cash to the holders of Utilipoint’s Series A Preferred Stock. The Company is in a negative retained earnings position and therefore the dividends were recorded as a reduction in the APIC Series A Preferred Stock. As of the acquisition date, August 21, 2009 and September 30, 2009, $178,208 of stated Series A Preferred Stock dividends had been paid to the preferred shareholders by Knox Lawrence on behalf of Utilipoint.  Refer to Note 10 (b), Related Party Transactions - Utilipoint Preferred Dividends.

The discount resulting from the increasing rate feature of the Series A Preferred Stock dividend represents an unstated dividend cost that was being amortized over the three year dividend payment period using the effective interest method, by charging the imputed dividend cost against APIC Series A Preferred Stock.  The total stated dividends, whether or not declared, and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income (loss) to arrive at net loss available to common shareholders.

On August 21, 2009, all Series A Preferred Stock were exchanged for shares of Midas Medici. Refer to Note 4, Reverse Merger. Therefore, the preferred stock dividend payable-accreted was reclassified to additional paid-in capital.

(c)             Loss per Common Share

Basic loss per share has been computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities for the Company include stock options awarded pursuant to the Company’s 2009 Incentive Stock Plan. An aggregate of 465,097 options to purchase shares of common stock of the Company granted under the Midas Medici Group Holdings, Inc. Stock Award and Incentive Plan (the “MMGH Plan”) for the three and nine months ended September 30, 2009 were not included in the computation of diluted net loss per share because the inclusion of such shares would have an anti-dilutive effect on the net loss per share. There were no outstanding options for the three and nine months ended September 30, 2008.

(d)             2009 Stock Award and Incentive Plan

On July 27, 2009, the Board approved the MMGH Plan. The maximum number of shares that may be issued under the Plan is 650,000. However for a period of ten (10) years commencing January 1, 2010, the maximum number of shares issuable under the Plan shall be equal to 20% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis but shall not be less than 650,000. Pursuant to the Plan, incentive stock options or non-qualified options to purchase shares of common stock may be issued.  The plan may be administered by our board of directors or by a committee to which administration of the Plan, or part of the Plan, may be delegated by our board of directors. Options granted under the Plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of thirty days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to one year, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share, are issued.

On July 27, 2009 the Company granted options to purchase an aggregate of 247,500 shares of common stock under the MMGH Plan with a weighted-average exercise price of $2.27.

On August 21, 2009, the Company completed an offer to exchange Utilipoint stock options for Midas Medici stock options (the “Exchange”). All previously granted Utilipoint options were exchanged for new Midas Medici options with a lower exercise price on a one-for-thirty two basis. Options for an aggregate of 5,400 shares of Utilipoint’s common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $1.56 per share and vested on grant date. The outstanding Utilipoint options were exchanged for 172,597 Midas Medici options.

Also, on August 21, 2009, we issued options to purchase 45,000 shares of our common stock to employees and one of our directors at an exercise price of $6.00 per share.

A summary of option activity under the MMGH Plan as of September 30, 2009, and changes during the nine months then ended is presented below:

		Weighted-Average	Weighted-Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2009	-	$-
Granted	465,097	$2.37
Exercised	-	$-
Forfeited or expired	(15,981)	$1.56
Outstanding at September 30, 2009	449,116	$2.40	5.5	$1,113,480
Expected to vest at September 30, 2009	424,741	$2.34	5.5	$1,070,199
Exercisable at September 30, 2009	161,616	$1.58	5.2	$512,855

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009, was $1.39 and was estimated using the Black-Scholes-Merton option pricing model. We did not have any option plans in prior years and to date, no option has been exercised.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Expected dividend yield	0%
Risk-free rate	1.59%
Expected stock price volatility	103.88%
Expected term (years)	3.1

The expected volatility is calculated by using the average historical volatility of companies that management believes are representative of Midas Medici’s business and market capitalization.

The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC Topic 718, which averages an award’s weighted-average vesting period and expected term for share options. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 718, as amended by SAB 110. For the expected option term, the Company used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by ASC Topic 718.

For equity awards to non-employees, the Company also applies the Black-Scholes-Merton option pricing model to determine the fair value of such instruments in accordance with ASC Topic 718 and the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.

The total value of the stock option awards is expensed ratably over the vesting period of the option. As of September 30, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2009 was approximately $342,094, and the related weighted-average period over which it is expected to be recognized was approximately one (1) year.

The total fair value of options vested during the nine months ended September 30, 2009 was $158,684. Stock-based compensation in the amount of $196,375 was expensed for the three and nine months ended September 30, 2009 and $0 was expensed for the three and nine months ended September 30, 2008.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)             Capital Leases

The Company is obligated under capital leases for computer equipment that expire on various dates through December 2011. The minimum payments for the capital leases in effect at September 30, 2009 are as follows:

Three Months Ending December 31, 2009	$4,659
Years Ending December 31,
2010	13,179
2011	6,143
2012	60
24,041
Less amount representing interest	2,146
Present value of minimum lease payments	$21,895
Short term portion	$13,493
Long term portion	8,402
$21,895

The equipment recorded under capital leases was $48,146 and $52,439 at September 30, 2009 and December 31, 2008, respectively.  Amortization of capital leases amounted to $4,012 and $12,607 for the three and nine months ended September 30, 2009, respectively, and $3,955 and $10,948 for the three and nine months ended September 30, 2008, respectively. Interest on capital leases amounted to $621 and $2,140 for the three and nine months ended September 30, 2009, respectively, and $666 and $1,959 for the three and nine months ended September 30, 2008, respectively.

(b)             Operating Leases

The Company leases buildings and equipment under various operating leases with lease terms ranging from one to three years.  The following is a schedule of the future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2009	$13,687
2010	10,375
$24,062

Rent expense for office space amounted to $36,453 and $74,721 for the three and nine months ended September 30, 2009, respectively, and $24,113 and $64,471 for the three and nine months ended September 30, 2008, respectively.

(c)             Litigation

The Company, in the normal course of business, may be subject to claims and litigation.  Management is not aware of any outstanding claims or assessments against the Company that are estimable and likely.

NOTE 9 - CONCENTRATION RISKS

(a)             Credit Concentration

Our demand deposits are placed with major financial institutions.  Management believes the Company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

(b)             Revenue and Accounts Receivable Concentration

For the nine months ended September 30, 2009, three clients individually represented approximately 10% each of revenue.  For the nine months ended September 30, 2008, three clients individually represented approximately 12% to 16% each of revenue.  Cumulatively, these clients comprised approximately 30% and 43% of revenue for the nine months ended September 30, 2009 and 2008, respectively.  Three clients individually represented approximately 14% to 17% each and cumulatively 45% of net accounts receivable at September 30, 2009.

NOTE 10 - RELATED PARTY TRANSACTIONS

(a)             Utilipoint Management Fees

Effective with the acquisition of Utilipoint, management fees to Knox Lawrence of $25,000 per quarter are no longer applicable.  At September 30, 2009, outstanding management fees of $113,978 are due to Knox Lawrence.

(b)             Utilipoint Preferred Dividends

The net assets of Utilipoint acquired by the Company on August 21, 2009 included preferred dividends payable to Knox Lawrence. Knox Lawrence assumed the obligation to pay the preferred dividends to UTP International, LLC (“UTPI”) on Utilipoint’s behalf as per the former Utilipoint preferred shareholders’ agreement. Utilipoint’s obligation for preferred dividends therefore became an obligation to Knox Lawrence. At September 30, 2009, outstanding dividends payable of $178,208 are due to Knox Lawrence.

(c)             IP Notes Payable

The note payable of $108,969 represents a loan form KLI-IP Holding, Inc. to IP for working capital. Interest on this note accrues at an annual percentage rate of 5% and the note matures on June 30, 2012.

The short term note payable of $577 at September 30, 2009 represents the remaining balance of an interest free loan by Knox Lawrence to IP for working capital. This note was paid in full on October 5, 2009. At September 30, 2009, the balance of $577 was included in “Other current liabilities” in the condensed consolidated Balance Sheet.

(d)             Expense Reimbursement Agreement

On August 7, 2009, the Company entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with Knox Lawrence. Pursuant to the Reimbursement Agreement, Knox Lawrence is authorized to incur up to $350,000 in certain expenses and obligations on behalf of the Company and the Company agreed to reimburse Knox Lawrence for such expenses and obligations promptly after delivery of invoices for such expenses. The Reimbursement Agreement has a term of one year, subject to earlier termination upon 30 days’ written notice by either party. Knox Lawrence also allocates expenses for rent and office services to the Company.

Incurred and allocated expenses related to office rent, office services and professional fees for the three and nine months ended September 30, 2009 were $198,058 for which the Company reimbursed Knox Lawrence $166,255. The balance of $31,803 at September 30, 2009 is a component of "Accrued Expenses" on the consolidated balance sheet. The expenses are a component of “Selling, general and administrative” operating expenses on the consolidated Statements of Operations.

NOTE 11 - SUBSEQUENT EVENTS

As required by ASC Topic 855, “Subsequent Events”, the Company has evaluated subsequent events through November 23, 2009, which is the date its September 30, 2009 Condensed Financial Statements were issued.

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

References in this Form 10-Q to “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary Utilipoint International, Inc., unless the context indicates otherwise, and prior the closing of the acquisition, these terms refer to Midas Medici Group Holdings, Inc.

Overview

Midas Medici Group Holdings, Inc. (“Midas Medici” or the “Company”) was incorporated in the State of Delaware on October 30, 2006 under the name Mondo Acquisition I, Inc. From inception until the acquisition of Utilipoint International, Inc. (“Utilipoint”) in August 2009, the Company was engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. On May 15, 2009, the Company, Mondo Management Corp., the Company’s then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant to the Purchase Agreement, Mondo Management Corp. sold to Midas Medici Group, Inc. 1,000,000 previously issued and outstanding shares of the Company's restricted common stock, comprising 100% of the issued and outstanding capital stock of the Company. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

On August 21, 2009, Midas Medici completed a reverse merger with privately held Utilipoint, a New Mexico Corporation which results in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to a Merger Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Company. Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of September 30, 2009, an aggregate of 2,310,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

Prior to its reverse merger transaction with Utilipoint, the Company was a “ shell entity” based on its business activities. Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualified as a “shell entity” because it had no or nominal assets (other than cash) and no or nominal operations.  On August 21, 2009, the Company ceased to be a “shell entity”.

Utilipoint, the Company’s wholly-owned subsidiary, provides custom research and management, technology and policy consulting services to utilities, investors, regulators, and energy industry service providers both domestically and internationally. These services are provided using multi-disciplinary teams with deep subject matter expertise, highly analytical methodologies, primary research and technology-enabled tools. Utilipoint helps clients conceive, develop, implement and improve Smart Grid and other energy solutions that address the efficiency, reliability and security of the generation, transmission, and distribution of electricity to end users. Utilipoint has 23 employees, including many whom we believe are recognized leaders in their respective fields. As of September 30, 2009, more than 50% of professional staff held post-graduate degrees in such diverse fields as economics, engineering, business administration, information technology, law, life sciences and public policy. Utilipoint’s senior managers have considerable industry and project management experience and an average tenure of more than 20 years in the industry. We believe this diverse pool of intellectual capital enables us to assemble multi-disciplinary teams that can provide creative solutions to our clients’ most pressing problems.

During fiscal year 2008, Utilipoint served 132 clients. Utilipoint’s clients include utilities, investors, regulators, and energy industry service providers such as vendors to utilities, both domestically and internationally, including companies such as General Electric, Electronic Data Systems (EDS), SAP, Eskom Holdings, Union Fenosa SA, ICAP Energy, International Power, Alliance Data and several other blue chip utility companies. Utilipoint concentrates its business activity throughout the United States and Canada, and Europe and also serves select clients in Asia, South America, Africa and the Middle East.

Utilipoint is headquartered in Albuquerque, New Mexico, with two domestic regional offices in Tulsa, Oklahoma and Houston, Texas. It maintains international operations through its office in Brno, Czech Republic.

Through our wholly-owned subsidiary, Utilipoint, we provide our services along seven practice areas: (1) Smart Meter Deployment; (2) Energy Investments & Business Planning; (3) CommodityPoint; (4) Meter-to-Cash; (5) Pricing & Demand Response; (6) Public & Regulatory Issues Management; and (7) Intelligent Project.  We believe increased demand for electricity, infrastructure under-investment and grid deterioration and an evolving regulatory environment has created opportunities for us.

Mergers and Acquisitions

A key element of our growth strategy is to pursue acquisitions. We plan to continue to acquire businesses if and when opportunities arise. We expect future acquisitions to also be accounted for as purchases and therefore generate goodwill and other intangible assets. We expect to incur additional debt for future acquisitions and, in some cases, to use our stock as acquisition consideration in addition to, or in lieu of, cash. Any issuance of stock may have a dilutive effect on our stock outstanding.

The Intelligent Project.  On July 1, 2009, Utilipoint, our wholly-owned subsidiary, acquired a majority interest in The Intelligent Project, LLC (“IP”), a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. Utilipoint’s acquisition of IP was accounted for as a combination between entities under common control. As part of the transaction, Utilipoint entered into a capital commitment agreement with Intelligent Project for an amount up to $200,000 to support its initial financing. No advances have been made under this agreement as of September 30, 2009. Utilipoint will also provide certain management services to Intelligent Project in exchange for reasonable compensation. Further, the existing members of IP will provide services to Utilipoint in exchange for options to purchase an aggregate of 550 shares of the common stock of Midas Medici that are fully-vested on the date of grant. No options have been issued as of September 30, 2009.

Utilipoint. On August 21, 2009, Midas Medici completed a reverse merger with privately held Utilipoint International, Inc. (“Utilipoint”), a New Mexico corporation which results in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to an Acquisition Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Company. Pursuant to the Acquisition Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of September 30, 2009, an aggregate of 2,310,516 shares of common stock are outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the acquisition were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

Revenue

Our revenue is predominantly generated through time-and-materials contracts, bundled service agreements, fixed-price contracts, events and conferences, and other revenue. Our revenue mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other cost of services and out-of-pocket expenses. Under bundled service agreements, the customers sign one-year subscription agreements for a bundled set of analyst time and related services. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates, in terms of costs per hour, number of hours, and all other costs of performance, in return for the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, a loss. Under revenue from our events and conferences; we solicit companies as event sponsors and individuals as conference attendees.  These events include revenues from sponsorships and registration fees.

Cost of services

Cost of services consist primarily of costs incurred to provide services to clients, the most significant of which are employee salaries and benefits, reimbursable project expenses associated with fringe benefits, all relating to specific client engagements. Cost of services also include the costs of subcontractors and outside consultants, third-party materials and any other related cost of services, such as travel expenses.

Selling, general and administrative

SG&A expenses include our management, facilities and infrastructure costs, as well as salaries and associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance and executive and senior management.

Results of Operations

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Three months ended September 30, 2009 compared to three months ended September 30, 2008 (dollars in thousands)

Net revenues. Net revenues for the three months ended September 30, 2009 were $837.4, compared to $1,055.6 for the three months ended September 30, 2008. The decrease in net revenues was primarily due to Utilipoint’s clients and target customers cutting budgets for discretionary spending that account for Utilipoint's core revenues sources.

Cost of services. Cost of services for the three months ended September 30, 2009 were $506.2, or 60% of net revenue, compared to $599.6 or 56.8% of net revenue, for the three months ended September 30, 2008. The slight decrease in our margins, as a result of higher cost of services as a percentage of net revenues, was primarily due to variability in the type of services we provided.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 were $820.5, compared to $493.7 for the three months ended September 30, 2008. Selling, general and administrative expenses increased significantly primarily due to expenses related to the preparation and filing of the registration statement as filed on August 24, 2009 and stock-based compensation charges for the options granted under the MMGH Plan of $196.4.

Operating loss. For the three months ended September 30, 2009, losses from operations totaled $493.6, compared to an operating loss of $42.1 for the three months ended September 30, 2008. Loss from operations increased primarily due to reduced net revenues combined with one time acquisition and stock-based compensation related expenses.

Interest and tax expense. For the three months ended September 30, 2009, interest expense was $19.8, compared to $19.9 for the three months ended September 30, 2008. Tax provisions were not material for either period.

Nine Months ended September 30, 2009 compared to Nine Months ended September 30, 2008 (dollars in thousands)

Net revenues. Net revenues for the nine months ended September 30, 2009 was $2,567.0, compared to $2,826.7 for the nine months ended September 30, 2008. This decrease was due primarily to macroeconomic market conditions, impacting clients' budgets for research and consulting engagements.

Cost of services. Cost of services for the nine months ended September 30, 2009 were $1,445.2, or 56.3% of net revenue, compared to $1,485.0 or 52.5%, for the nine months ended September 30, 2008. This 2.7% decrease in cost of services associated with our net revenues was as a result of cost cutting during the reporting period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2009 were $1,785.0, compared to $1,338.7 for the nine months ended September 30, 2008. Selling, general and administrative expenses increased significantly primarily due to expenses related to the preparation and filing of the registration statement as filed on August 24, 2009 and stock based compensation charges for the options granted under the MMGH Plan, of $196.4.

Operating loss. For the nine months ended September 30, 2009, losses from operations totaled $677.0, compared to an operating loss of $9.2 for the nine months ended September 30, 2008. Earnings from operations decreased due to one-time selling, general and administrative expenses related to the preparation and filing of our registration statement and stock-based compensation expense and decrease in Utilipoint’s net revenues and increase in cost of services that resulted in lower than historical staff utilization.

Interest and tax expense. For the nine months ended September 30, 2009, interest expense was $62.9, compared to $49.3 for the nine months ended September 30, 2008. Tax provisions were not material for either period.

Liquidity and Capital Resources

We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain minimal cash balances. As of September 30, 2009, we had cash of $112,335 and negative working capital of ($1,552,973), compared to cash of $144,546 and negative working capital of $1,021,574 as of December 31, 2008. We attribute the increased working capital need due to one-time expenses related to the acquisition of Utilipoint and the inclusion of Utilipoint’s results of operations for the period since the closing of the acquisition, from August 21, 2009 until September 30, 2009.

The Company’s primary liquidity needs are for working capital, repayment of debt, new acquisitions, capital expenditures and the payment of obligations on prior acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility and cash from stockholders and third party financings to provide the capital for our liquidity needs. We are in the process of raising external financing to provide working capital.  Our financial statements have been prepared on the basis that the Company will continue as a going concern and as such do not include any adjustments that might result from this uncertainty.

Following this offering, we expect that our cash flow from operations and the proceeds from the public equity offering will allow the Company to continue to meet our anticipated cash requirements for at least the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy.  Such acquisitions, if entered into will be funded by the sale of additional debt or equity securities or additional bank financing.  The sale of additional equity securities could result in additional dilution to our stockholders and there can be no guarantee that we will be successful in raising those additional funds on terms that are favorable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt, or the use of common or preferred equity as acquisitions are considered. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third party financings. As a wholly-owned subsidiary of Midas Medici, Utilipoint anticipates receiving external financing (upon completion of Midas Medici’s initial public offering) for its working capital needs and will be in a position to operate profitably and solve its liquidity constraints on a go-forward basis in a sustainable manner. Utilipoint is currently taking steps to improve its operational results and liquidity.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. Our liquidity may also be adversely affected by the current economic conditions, including consumer spending rates, the ability to collect on our accounts receivable and our ability to obtain working capital due to the tightening of global credit markets. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that, after this offering, cash generated from operations, together with our current cash balance and borrowing capability should be sufficient to satisfy our cash requirements for the next twelve months.  Long-term liquidity is dependent upon achieving consistent profitability or raising additional financing. If necessary, the Company will seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing. There is no assurance that additional funds will be available on terms favorable to the Company and its stockholders, or at all.

Our condensed consolidated financials statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. The Company’s accumulated deficit at September 30, 2009 was $1,554,746 and the Company incurred a net loss of $741,964 for the nine months ended September 30, 2009.

Impact of our initial public offering

The completion of this offering will have near and long-term effects on our results of operations. Over the long-term, our results of operations will be affected by the costs of being a public entity, including changes in board and executive compensation, the costs of compliance with the Sarbanes-Oxley Act of 2002, the costs of complying with the Security Exchange Commission (“SEC”) and NASDAQ requirements, and increased insurance, accounting and legal costs. These costs are not reflected in our historical results.

Increased Business Development and Executive Leadership Resources

In July 2009, with the acquisition of The Intelligent Project, LLC, two veteran executives joined the Company.  The addition of these individuals increased the Company’s resources in business development and executive leadership.  With the merger with Midas Medici, two seasoned executives are expected to contribute to the business development efforts of the Company via their extensive relationships and contacts in the energy industry.  The Company believes this addition of executive talent will significantly increase its revenues and profits while optimizing how it manages its operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We review our estimates on an ongoing basis, including those related to allowances for doubtful accounts, certain revenue recognition related to contract deliverables, valuation allowances for deferred tax assets, rates at which deferred tax assets and liabilities are expected to be recorded or settled, accruals for paid time off and the estimated labor utilization rate used to determine cost of services of our foreign subsidiary. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our management believes the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue under our contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability is considered probable and can be reasonably estimated. Contract revenue recognition inherently involves the use of estimates. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company's progress toward completing the contract. From time to time, as part of our standard management process, facts develop that require us to revise our estimated total costs and revenues. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. Refer to Note 3, Summary of Significant Accounting Policies, for more information.

Effects of inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years, although we cannot be sure that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective.

(b) Changes in internal controls

During our fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 80,000 shares of common stock on July 17, 2009, 30,000 shares of common stock on July 31, 2009 and 52,000 of common stock on August 14, 2009 to investors for an aggregate purchase price of $340,200.

On August 21, 2009, in connection with the acquisition of Utilipoint, we issued an aggregate of 1,348,516 shares of common stock to the Utilipoint stockholders in exchange for 42,191 Utilipoint common shares and 172,597 options in exchange for 5,400 Utilipoint options. In addition, Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International LLC, former shareholders of Utilipoint, acquired an aggregate of 889,444 shares of our common stock and 27,168 options at the closing of the Merger. Nana Baffour, our CEO and Johnson Kachidza, our President, are key shareholders of Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International, LLC. In addition, we issued options to purchase 25,000 shares of our common stock to David Steele, President of Utilipoint and options to purchase 10,000 of our common stock each to Peter Shaw, Managing Director of The Intelligent Project and Stephen Schweich, our Director.

We believe that the offer and sale of the securities referenced were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act, except for up to 35 non-accredited investors. The purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information; appropriate legends were affixed to the stock certificates issued in such transactions; and offers and sales of these securities were made without general solicitation or advertising.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

November 23, 2009	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)