Form 10-Q/A
period 2009-09-30
Midas Medici Group Holdings, Inc.
filed 2009-12-24
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 23 , 2009 --- 2,310,516 shares of common stock

MIDAS MEDICI GROUP HOLDINGS, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2009 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4T.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our quarterly report on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 23, 2009 (the “Original Filing”). In response to comments received from the SEC, the Company and its independent registered public accounting firm identified errors to related to the accounting firm for noncontrolling interest in a consolidated subsidiary in the Intelligent Project, LLC.

This Amendment is being filed to restate our financial statements and amend the financial disclosure (see Note 12) to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis.  The Amendment to restate our financial statements corrects errors in our failure to present the noncontrolling interest in a consolidated subsidiary (the Intelligent Project, LLC) in the Consolidated Balance Sheets, Consolidated Statement of Stockholders' Deficit and in the Consolidated Statements of Operations and Comprehensive Loss.

                 The effect of the changes related to the above corrections resulted in a decrease in our net loss attributable to common shareholders of $69,634 and $71,041 for the three months and nine months ended September 30, 2009, respectively.  Our basic and diluted net loss attributable to common shareholders per share decreased by $0.05 per share to a loss of $0.32 and $0.64 per share for the three months and nine months ended September 30, 2009, respectively.  The cumulative effect on our balance sheet was a decrease in the accumulated deficit and the stockholders’ deficit of  the company of $71,041 as of September 30, 2009. The total deficit at September 30, 2009 remained unchanged.

The following items of the Quarterly Report on Form 10-Q for the period ended September 30, 2009 are being amended:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

All other information contained in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 remains unchanged. This filing does not reflect any subsequent information or events, except the restatement described above. Without limitation to the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Quarterly Report on Form 10-Q for the period ended September 30, 2009 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings, if any, contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Quarterly Report.

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly Utilipoint International, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30, 2009 (Unaudited)	December 31, 2008 (Note 2)
	Restated
ASSETS

Current assets:
Cash and cash equivalents	$112,335	$144,546
Accounts receivable, net	408,605	552,517
Prepaid expenses and other current assets	23,083	42,593
Total current assets	544,023	739,656

Property and equipment, net	23,603	34,266
Other assets	2,952	2,953
Total assets	$570,578	$776,875

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$578,803	$336,906
Accrued expenses	464,591	188,555
Revolving credit facility	53,764	216,590
Deferred revenue	180,455	154,011
Current portion of long-term debt	493,138	60,792
Current portion of capital lease obligations	13,493	16,242
Preferred stock dividends payable - stated	178,208	68,250
Preferred stock dividends payable - accreted	-	395,585
Common stock put options	-	269,000
Management fee payable	113,978	50,000
Other current liabilities	20,566	5,299
Total current liabilities	2,096,996	1,761,230

Long-term debt, less current portion	196,469	514,606
Capital lease obligations, less current portion	8,402	16,409
Total liabilities	2,301,867	2,292,245

Commitments and contingencies

Deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued as of September 30, 2009 and December 31, 2008, respectively	-	-

Common stock, $0.001 par value; 40,000,000 authorized; issued 2,735,516 and outstanding 2,310,516 shares at September 30, 2009; issued 2,192,094 and outstanding 1,383,483 shares at December 31, 2008	2,736	2,192

Treasury stock, at cost; 425,000 and 808,611 shares at September 30, 2009 and December 31, 2008, respectively	(40)	(974,015)

Additional paid-in capital	(187,719)	540,997
Common stock put options	-	(269,000)
Accumulated deficit	(1,483,705)	(812,782)
Accumulated other comprehensive income (loss)	8,480	(2,762)
Total stockholders' deficit of Midas Medici Group Holdings, Inc.	(1,660,248)	(1,515,370)
Non-controlling interest	(71,041)	-
Total deficit	(1,731,289)	(1,515,370)
Total liabilities and deficit	$570,578	$776,875

See the accompanying footnotes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly Utilipoint International, Inc. and Subsidiaries)
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	Restated		Restated

Net revenues	$837,404	$1,055,595	$2,566,962	$2,826,650
Cost of services	506,153	599,581	1,445,193	1,485,006
Gross margin	331,251	456,014	1,121,769	1,341,644

Operating expenses:
Selling, general and administrative	820,474	493,683	1,784,968	1,338,676
Depreciation and amortization	4,421	4,464	13,835	12,207
Total operating expenses	824,895	498,147	1,798,803	1,350,883
Operating loss	(493,644)	(42,133)	(677,034)	(9,239)

Other income (expense):
Interest income	1	-	2	-
Interest expense	(19,791)	(19,888)	(62,855)	(49,332)
Total other income (expense)	(19,790)	(19,888)	(62,853)	(49,332)
Loss before income taxes	(513,434)	(62,021)	(739,887)	(58,571)

Provision (benefit) for income taxes	-	(13,879)	2,077	(1,362)
Net loss	(513,434)	(48,142)	(741,964)	(57,209)
Less: Net loss attributable to the non-controlling interest	69,634	-	71,041	-
Net loss attributable to Midas Medici Group Holdings, Inc.	(443,800)	(48,142)	(670,923)	(57,209)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	(41,708)	(34,125)	(109,958)	(102,375)
Preferred stock dividend accretion	(30,377)	(72,285)	(203,109)	(201,659)
Net loss applicable to common stockholders	$(515,885)	$(154,552)	$(983,990)	$(361,243)

Net loss per common share (basic and diluted)	$(0.32)	$(0.11)	$(0.64)	$(0.26)

Weighted average common shares outstanding (basic and diluted)	1,600,037	1,355,631	1,531,736	1,372,730

Comprehensive loss:
Net loss	$(513,434)	$(48,142)	$(741,964)	$(57,209)
Foreign currency translation	(4,882)	-	11,242	-
Total comprehensive loss	(518,316)	(48,142)	(730,722)	(57,209)
Comprehensive loss attributable to the non-controlling interest	69,634	-	71,041	-
Comprehensive loss attributable to Midas Medici Group Holdings, Inc.	$(448,682)	$(48,142)	$(659,681)	$(57,209)

See the accompanying footnotes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly Utilipoint International, Inc. and Subsidiaries)
Condensed Consolidated Statements of Stockholders' Deficit
Nine Months Ended September 30, 2009
(Unaudited)
Restated

	Common Stock		Additional Paid-in Capital	Treasury Stock		Common Stock Put Options	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount		Shares	Amount

Balance - December 31, 2008	2,192,094	$2,192	$540,997	808,611	$(974,015)	$(269,000)	$(812,782)	$(2,762)	$(1,515,370)		$(1,515,370)

Sales of common stock	15,981	16	24,984						25,000		25,000

Treasury stock received at $0.00 cost				50,948					-		-

Effect of reverse merger adjustments	1,387,000	1,387	(262,546)	425,000	(40)				(261,199)		(261,199)

Accretion of accelerated and balloon dividends on preferred stock			(203,109)						(203,109)		(203,109)

Elimination of treasury stock upon reverse merger	(859,559)	(859)	(973,156)	(859,559)	974,015				-		-

Elimination of accrued common stock put options upon reverse merger						269,000			269,000		269,000

Elimination of accumulated accretion of accelerated and balloon dividends on preferred stock upon reverse merger			598,694						598,694		598,694

Preferred dividends			(109,958)						(109,958)		(109,958)

Stock-based compensation			196,375						196,375		196,375

Foreign currency translation								11,242	11,242		11,242

Loss attributed to Non- Controlling Interest									-	$(71,041)	(71,041)

Net loss attributable to Midas Medici Group Holdings, Inc.							(670,923)		(670,923)		(670,923)

Balance - September 30, 2009	2,735,516	$2,736	$(187,719)	425,000	$(40)	$-	$(1,483,705)	$8,480	$(1,660,248)	$(71,041)	$(1,731,289)

See the accompanying footnotes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly Utilipoint International, Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(741,964)	$(57,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,835	12,207
Provision for uncollectible accounts	-	3,425
Stock-based compensation	196,375	-
Deferred taxes	-	(4,302)
Changes in operating assets and liabilities net of effects of consolidation of Utilipoint International, Inc:
Accounts receivable	150,795	(81,482)
Prepaid expenses and other current assets	20,074	86,205
Accounts payable	159,794	2,219
Accrued expenses and other current liabilities	91,623	54,577
Deferred revenue	25,813	(50,599)
Management fees payable	63,978	25,000
Other	4,310	(11,602)
Net cash used in operating activities	(15,367)	(21,561)

Cash flows from investing activities:
Additions to property and equipment	(1,081)	(2,411)
Net cash acquired from acquisition	16,482	-
Net cash provided by (used in) investing activities	15,401	(2,411)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(163,062)	164,894
Change in bank overdrafts	-	(113,937)
Principal payments on capital lease obligations	(12,639)	(10,362)
Principal payments on notes payable	(97,260)	(78,233)
Proceeds from notes payable	212,046	150,000
Proceeds from issuance of common stock	25,000	-
Distribution/dividend to preferred stockholders	-	(68,250)
Net cash provided by (used in) financing activities	(35,915)	44,112
	-
Net increase (decrease) in cash and cash equivalents	(35,881)	20,140
Effect of exchange rate changes on cash and cash equivalents	3,670	-
Cash and cash equivalents at beginning of period	144,546	-
Cash and cash equivalents at end of period	$112,335	$20,140

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$55,350	$42,480
Taxes	$2,077	$2,940

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital leases	$1,884	$13,054

See the accompanying footnotes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY UTILIPOINT INTERNATIONAL, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc. (“Midas Medici”, or the “Company”), was incorporated in the State of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business. On May 15, 2009, Mondo Management Corp., the then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant to the Purchase Agreement, Mondo Management Corp. sold  to Midas Medici Group 1,000,000 previously  issued  and outstanding  shares  of  Mondo Management Corp.'s restricted common stock, comprising 100% of  the  issued  and outstanding  capital  stock  of Mondo Management Corp. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

Utilipoint International, Inc. (“Utilipoint”), together with its subsidiaries, is a utility and energy consulting, and issues analysis firm. Utilipoint offers public issues and regulatory management, advanced metering infrastructure and meter data management, rates and demand response, utility energy and technology, trading and risk management, and energy investment services. Utilipoint provides its services to energy companies, utilities, investors, regulators, and industry service providers primarily in North America and Europe. Utilipoint also serves select clients in Asia, South America, Africa and the Middle East. Utilipoint is headquartered in Albuquerque, New Mexico, with two domestic regional offices in Tulsa, Oklahoma and Sugar Land, Texas, and is incorporated under the laws of the State of New Mexico. Utilipoint also has a wholly owned subsidiary, Utilipoint, s.r.o., in the Czech Republic and maintains its international operations through its office in Brno, Czech Republic. In July 2009, Utilipoint acquired a controlling interest in The Intelligent Project, LLC (“IP”). IP is a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. IP is headquartered in West Lafayette, Indiana. The acquisition was accounted for as a combination of entities under common control.  As such, expenditures amounting to $177,603 for the period from January 1, 2009 through date of acquisition have been included in the condensed consolidated statement of operations and comprehensive loss as if the acquisition had occurred on January 1, 2009.  IP was incorporated on March 10, 2009.

On August 21, 2009, Midas Medici and Utilipoint entered into a reverse merger transaction (discussed further in Note 4), which results in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The prospective filings with the Securities and Exchange Commission (the “SEC”) included the historical financial results of Utilipoint as of and for the periods ended September 30, 2009 and 2008 and Midas Medici, and its subsidiaries only as of and for the period commencing August 21, 2009, the date of the reverse merger.

At the closing of the Merger Agreement on August 21, 2009, Midas Medici ceased to be a shell company. Any reference to “Company”, “Midas Medici”, “we” or “our” after August 21, 2009, refers to Midas Medici Group Holdings, Inc. together with our wholly-owned subsidiary Utilipoint and its subsidiaries.

References herein to Utilipoint common shares  has been retrospectively adjusted to reflect the exchange ratio 31.96217203 Midas Medici common shares for each share of Utilipoint common stock established in the Merger Agreement.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of Midas Medici and its subsidiaries as of September 30, 2009, their results of operations for the three and nine months ended September 30, 2009, and 2008, changes in stockholders’ deficit for the nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 and 2008. The December 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements.

Our condensed consolidated financials statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. The Company’s accumulated deficit at September 30, 2009 was $1,483,705 and the Company incurred a net loss of $741,964 for the nine months ended September 30, 2009.

At September 30, 2009, the Company had working capital deficiency of $1,552,973. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third party financings. As a wholly-owned subsidiary of Midas Medici, Utilipoint anticipates receiving external financing (upon completion of Midas Medici’s initial public offering) to fund its working capital needs which will allow it to solve its liquidity issues. Utilipoint is currently taking steps to improve its operational results and liquidity including the following:

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

Deferring of Insider Obligations – The Company has on its books, as of September 30, 2009, current debt obligations due to insiders of approximately $500,000. The Company believes that its insiders are going to continue deferring their obligations until the Company generates internal cash flows or procures outside financing.

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

(d)
Income Taxes
The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized into income during the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.  The Company accounts for uncertain tax positions in accordance with provision FASB ASC 740, Subtopic FASB ASC 740, Subtopic 10 which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any material unrecognized income tax positions. As of September 30, 2009, deferred tax assets have been fully offset by a valuation allowance and therefore no tax benefit has been recognized on the loss through September 30, 2009.

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

(f)
Revenue Recognition

The Company's primary revenue streams and the basis on which revenue is recognized for each are as follows:

Fixed-Price Contracts
Fixed price contracts are projects where services are provided at an agreed upon price for defined deliverables. On occasion, clients with fixed price contracts will require an accounting of all hours worked on a project at an agreed upon hourly rate to accompany an invoice.

The Company recognizes revenue when a deliverable is provided except in the case where the client requires that time reporting accompany an invoice. In that case, Utilipoint recognizes revenue up to the amount the time records support, in that clients requiring time reporting with hourly rates on fixed price contracts typically can only ask for refunds on fixed price projects up to the amount as if the contract had been time and materials. With acceptance of the final deliverable, all revenue is recognized.

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

BSAs also include annual memberships in the Advanced Metering Infrastructure and Meter Data Management (“AMI MDM”) forum and corporate contracts. The AMI MDM forum is designed for electric, water, and/or gas utilities, regulators, utility governing boards, independent system operators and consumer advocacy groups to come together and discuss meter data management successes, problems, issues, interfaces and best practices. Corporate contracts are characterized by an annual contract for a pre-defined amount of market research hours.  Clients of this service receive access to the Company's directory and InfoGrid products. The primary service is the block of hours purchased.

The Company believes that the substance of BSAs, as pointed out in a recent survey of its clients, indicates that the purchaser pays for a service that is delivered over time.  As a result, revenue recognition occurs over the subscription period, or in the case of corporate contracts as the hours are utilized, reflecting the pattern of provision of service.

Time and Materials Contracts (“T&M”)
T&M are services billed at a set hourly rate.  Project related expenses are passed through at cost to clients.  Normally invoices occur on monthly basis. The Company recognizes revenue as billed unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

Events and Sponsorships
The Company hosts events such as conferences.  These events include revenues from sponsorships and registration fees which are recognized in the month of the event.  Revenues from sponsors of the AMI MDM forum are recognized over the annual subscription period, reflecting the pattern of provision of service.

The Company's deferred revenue consists primarily of amounts received from or billed to clients in conjunction with BSAs, T&M and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables.

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

(h)             Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income (loss). Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations under the line item selling, general and administrative expense. The foreign exchange gain (loss) was $(841) and $(8,194) for the three and nine months ended September 30, 2009, respectively, and $166 and $(4,947) for the three and nine months ended September 30, 2008. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s U.S. subsidiary, which are reported based on the applicable exchange rate in effect on the balance sheet date. The related deferred revenue from such billings is reported in U.S. dollars at the exchange rate in effect at the billing dates when the revenue was deferred.

(i)              Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss or gains on foreign currency translations and net income or loss from operations and is presented in the consolidated statements of stockholders’ equity. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income (loss) are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiary. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)”. Other comprehensive income (loss) was ($4,882) and $11,242 for the three and nine months ended September 30, 2009, respectively, and $0 for the three and nine months ended September 30, 2008.

(j)              Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provision of FASB ASC 178, Share Based Payment. Compensation expense that the Company recognizes includes expense associated with the fair value of share-based awards granted.

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

Debt, including interest rates and maturities, is summarized as follows:

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

The Company had a revolving credit facility, used for working capital needs, with the Bank of Albuquerque from 2005 through mid-2008 at which point the line expired.  The Company had not been in compliance with debt covenant financial ratios on debt coverage, funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth for years 2007 and 2008.  The balance at December 31, 2008 was partially paid down on January 22, 2009 and converted into a short-term note in the amount of $165,000 due September 30, 2009 with an interest rate of 9.25%.  Six monthly consecutive principal payments of $16,500 plus interest on unpaid principal were due commencing January 15, 2009 with a final payment of $66,000 plus interest due September 30, 2009. The Company paid the first five installments and subsequently renegotiated the remaining balance of principal and interest totaling $82,264 into a new 9.25% note with the Bank of Albuquerque on September 30, 2009. The 9.25% note matures on December 31, 2009 and will be repaid in 5 principal payments of $9,000 each and one final principal and interest payment of $37,561. The 9.25% note is an extension / renewal / modification of the credit facility and as such is secured by the Company's accounts receivable, fixed assets and a right of offset against cash accounts held with the bank. As of September 30, 2009, $46,264 was the outstanding balance of the Company’s 9.25% note with the Bank of Albuquerque.

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

Interest expense on notes payable and the revolving credit facilities was $17,797 and $60,715 for the three and nine months ended September 30, 2009, repectively, and $19,221 and $47,373 for the three and nine months ended September 30, 2008, respectively.

The Company's contractual payments of long-term borrowings at September 30, 2009 are as follows:

Year	Amount
2010	$493,138
2011	-
2012	108,969
2013	62,500
2014	25,000
Total	$689,607

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

Also, on August 21, 2009, the Company issued options to purchase 45,000 shares of our common stock to employees and one of our directors at an exercise price of $6.00 per share.

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

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 was $1.39 and was estimated using the Black-Scholes-Merton option pricing model. We did not have any option plans in prior years and to date, no option has been exercised.

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

The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in FASB ASC Topic 718, which averages an award’s weighted-average vesting period and expected term for share options. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with FASB ASC Topic 718, as amended by SAB 110. For the expected option term, the Company used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by FASB ASC Topic 718.

For equity awards to non-employees, the Company also applies the Black-Scholes-Merton option pricing model to determine the fair value of such instruments in accordance with FASB ASC Topic 718 and the provisions of FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.

The total value of the stock option awards is expensed ratably over the vesting period of the option. As of September 30, 2009, total unrecognized compensation cost related to stock option awards to be recognized as expense subsequent to September 30, 2009 was approximately $342,094, and the related weighted-average period over which it is expected to be recognized was approximately one (1) year.

The total fair value of options vested during the nine months ended September 30, 2009 was $158,684. Stock-based compensation in the amount of $196,375 was expensed for the three and nine months ended September 30, 2009 and $0 was expensed for the three and nine months ended September 30, 2008.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)             Capital Leases

The Company is obligated under capital leases for computer equipment that expire on various dates through December 2012. The minimum payments for the capital leases in effect at September 30, 2009 are as follows:

Years Ending December 31,
2010	$17,838
2011	6,143
2012	60
24,041
Less amount representing interest	2,146
Present value of minimum lease payments	$21,895
Short-term portion	$13,493
Long-term portion	8,402
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

The short-term note payable of $577 at September 30, 2009 represents the remaining balance of an interest free loan by Knox Lawrence to IP for working capital. This note was paid in full on October 5, 2009. At September 30, 2009, the balance of $577 was included in “Other current liabilities” in the condensed consolidated balance sheet.

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

NOTE 11 - SUBSEQUENT EVENTS

As required by FASB ASC Topic 855, “Subsequent Events”, the Company has evaluated subsequent events through December 23, 2009, which is the date its September 30, 2009 Condensed Financial Statements were issued.

NOTE 12 - RESTATEMENT

The Company has restated its financial statements as of and for the three and nine months ended September 30, 2009 to correct the classification of and related accounting for the noncontrolling interest in a consolidated subsidiary in the Intelligent Project, LLC. In accordance with FASB ASC 810-10 Consolidations, the Company is restating its presentation to report the  noncontrolling interest as a separate component on its Condensed Consolidated Balance Sheet, and Condensed Consolidated Statement of Stockholders' Deficit and to separately present net income attributable to the noncontrolling interest in its Condensed Consolidated Statement of Operations and Comprehensive Loss. There was no change to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009.

The effect of the changes related to the above corrections resulted in a decrease in our net loss attributable to common shareholders of $69,634 and $71,041 for the three months and nine months ended September 30, 2009, respectively.  Our basic and diluted net loss attributable to common shareholders per share decreased by $0.05 per share to a loss of $0.32 and $0.64 per share for the three months and nine months ended September 30, 2009, respectively.  The cumulative effect on our balance sheet was a decrease in the accumulated deficit and the stockholders’ deficit of  the company of $71,041 as of September 30, 2009. The total deficit at September 30, 2009 remained unchanged.

The following tables show the principal financial statement line items initially reported as of and  for the three and nine months period ended September 30, 2009, the restatement entries made and balances of the applicable financial statement items as restated.  There was no change to any other accounts.

	As Reported	Adjustments	As Restated
Consolidated Balance Sheet and Statement of Stockholders' Deficit September 30, 2009:
Preferred stock	$-		$-
Common stock	2,736		2,736
Treasury stock	(40)		(40)
Additional paid-in capital	(187,719)		(187,719)
Accumulated deficit	(1,554,746)	$71,041	(1,483,705)
Accumulated other comprehensive income	8,480		8,480
Total stockholders' deficit	(1,731,289)	71,041	(1,660,248)
Non-controlling interest	-	(71,041)	(71,041)
Total deficit	$(1,731,289)		$(1,731,289)

Three Months Ended September 30, 2009:
Net loss	$(513,434)		$(513,434)
Less: Net loss attributable to the non-controlling interest	-	$69,634	69,634
Net loss attributable to Midas Medici Group Holdings, Inc.	(513,434)	69,634	(443,800)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	(41,708)		(41,708)
Preferred stock dividend accretion	(30,377)		(30,377)
Net loss applicable to common stockholders	$(585,519)	69,634	$(515,885)

Net loss per common share (basic and diluted)	$(0.37)		$(0.32)

Weighted average of common shares outstanding (basic and diluted)	1,600,037		1,600,037

Nine Months Ended September 30, 2009:
Net loss	$(741,964)		$(741,964)
Less: Net loss attributable to the non-controlling interest	-	$71,041	71,041
Net loss attributable to Midas Medici Group Holdings, Inc.	(741,964)	71,041	(670,923)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	(109,958)		(109,958)
Preferred stock dividend accretion	(203,109)		(203,109)
Net loss applicable to common stockholders	$(1,055,031)	71,041	$(983,990)

Net loss per common share (basic and diluted)	$(0.69)		$(0.64)

Weighted average of common shares outstanding (basic and diluted)	1,531,736		1,531,736

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q/A that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q/A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management,

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q/A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

References in this Form 10-Q/A to “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary Utilipoint International, Inc., unless the context indicates otherwise, and prior the closing of the acquisition, these terms refer to Midas Medici Group Holdings, Inc.

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

The Intelligent Project.  On July 1, 2009, Utilipoint, our wholly-owned subsidiary, acquired a majority interest in The Intelligent Project, LLC (“IP”), a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. Utilipoint’s acquisition of IP was accounted for as a combination between entities under common control. As part of the transaction, Utilipoint entered into a capital commitment agreement with Intelligent Project for an amount up to $200,000 to support its initial financing. No advances have been made under this agreement as of September 30, 2009. Utilipoint will also provide certain management services to Intelligent Project in exchange for reasonable compensation. Further, the existing members of IP will provide services to Utilipoint in exchange for options to purchase an aggregate of 17,579 shares of the common stock of Midas Medici that are fully-vested on the date of grant. No options have been issued as of September 30, 2009.

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

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. The Company’s accumulated deficit at September 30, 2009 was $1,483,705 and the Company incurred a net loss of $741,964 for the nine months ended September 30, 2009.

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

As discussed in the Explanatory Note at the beginning of this report and in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company has restated its unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2009 to correct errors in the Company’s accounting for an noncontrolling interest in a consolidated subsidiary. .In connection with the restatement, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the period covered by this quarterly report and have continued to conclude that the Company’s disclosure controls and procedures were not effective. Management is currently evaluating what steps can be taken to prevent such errors in the future.

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

Midas Medici Group Holdings, Inc.

December 23, 2009	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)