Form 10-Q/A
period 2009-09-30
Midas Medici Group Holdings, Inc.
filed 2010-01-19
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  January 18, 2010  --- 2,310,516 shares of common stock

MIDAS MEDICI GROUP HOLDINGS, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4T.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends our quarterly report on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 23, 2009 (the “Original Filing”).

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

In July 2009, Utilipoint acquired a controlling interest in The Intelligent Project, LLC (“IP”). IP is a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. IP is headquartered in West Lafayette, Indiana. The acquisition was accounted for as a combination of entities under common control.  As such, expenditures amounting to $177,603 for the period from January 1, 2009 through date of acquisition have been included in the condensed consolidated statement of operations and comprehensive loss as if the acquisition had occurred on January 1, 2009.  IP was founded on March 10, 2009, by KLI IP Holding, Inc. and David Steele, the current president of Utilipoint and former President of a predecessor Knox Lawrence International, LLC (“KLI”) portfolio company.  Nana Baffour was the managing member of IP prior to the acquisition.  IP’s management committee consisted of Nana Baffour, Johnson Kachidza, David Steele and Ken Globerman, a KLI employee. Prior to the acquisition, David Steele, a managing director of IP was also a senior managing director of Utilipoint.  From inception to when IP was acquired, its operations were funded through loans provided by KLI. Prior to its acquisition, IP was controlled by KLI IP Holding Inc., which held a 75% interest in IP.  KLI IP Holding, Inc. is controlled by Nana Baffour and Johnson Kachidza, who held a 60% interest.

In connection with the acquisition of IP:
1)
The Company entered into a capital commitment agreement with IP for an amount of up to $200,000.  IP will be able to make capital requests on the capital commitment agreement for initial financing.  The Company received a  60% interest in IP as a result of signing the capital contribution agreement. As of September 30, 2009, the Company has provided no capital under the capital commitment agreement.

2)
The existing members of IP will provide services to the Company in exchange for options to purchase an aggregate of 44,747 shares of the common stock of the Company that are fully-vested on the date of grant and that have a strike price equal to the fair market value of the Company’s common stock on the date of grant.  The stock options for the individuals will be granted pursuant to the equity compensation plan that was adopted by the Company effective as of May 1, 2009.  All of the stock options will have a term of five years and a cashless exercise option.

3)	The Company will provide certain management services to IP in exchange for reasonable compensation.

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

Deferring of Insider Obligations – The Company has on its books, as of September 30, 2009, debts and obligations due to insiders of approximately $500,000. These debts and obligations some of which were due on August 20, 2009 in the amount of $21,309 have been deferred by those insiders and will be repaid out of the proceeds of this offering.

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

Utilipoint. On August 21, 2009, Midas Medici completed a reverse merger with privately held Utilipoint International, Inc. (“Utilipoint”), a New Mexico corporation which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to an Acquisition Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Company. Pursuant to the Acquisition Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of September 30, 2009, an aggregate of 2,310,516 shares of Midas Medici common stock are outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the acquisition were not registered with the Securities and Exchange Commission and are considered to be restricted securities. Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International LLC, stockholders of Utilipoint, received an aggregate of 889,444 shares of our common stock, and options to purchase 27,168 shares of our common stock at the closing of the Merger in exchange for 27,828 shares of Utilipoint and 850 options of Utilipoint. Prior to the merger, Knox Lawrence International, LLC, owned 6,305 shares (14.9%) of Utilipoint of which 4,855 were acquired on July 23, 2007, 1,250 were acquired on December 31, 2008 and 200 were acquired on January 15, 2009.  KLI IP Holding, Inc. owned 0 shares or 0% of Utlipoint and UTP International LLC owned 21,523 preferred shares (51%) of Utilipoint which were acquired on July 23, 2007.  At the closing of the merger, the preferred shares were converted into common shares (51% of Utilipoint) at a ratio of one preferred share for one common share.  In exchange for their shares of Utilipoint, each of Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International LLC received, 201,522 shares, 0 shares and 687,922 shares of Midas Medici, respectively, in connection with the acquisition of Utilipoint by Midas Medici. KLI IP Holding, Inc. received 27,168 options to aquire shares of Midas Medici at the closing of the merger. Each of these entities has no operations and their sole business is their current ownership of our shares acquired at the closing of the merger. UTP International LLC is a wholly owned subsidiary of Knox Lawrence International LLC.  Prior to the merger, Knox Lawrence International and its affiliates owned an aggregate of 65.9% of Utilipoint and upon the consummation of the merger owns 38.5% of Midas Medici, which in turn owns 100% of Utilipoint. Nana Baffour, our CEO and Johnson Kachidza, our President and CFO are co-founders and Managing Principals of Knox Lawrence International.

Nana Baffour, our CEO and Johnson Kachidza, our President are the principal shareholders of Knox Lawrence International, LLC, KLI IP Holding, Inc. and each own 373.5 membership units or 37.35% of Knox Lawrence International, LLC, 150 shares or 30% of KLI IP Holding, Inc., no membership units or 0% of UTP International, LLC and have an indirect ownership in UTP International, LLC through Knox Lawrence International, LLC.

Nana Baffour, our CEO and Johnson Kachidza, our President were directors of Utilipoint since August 2007. Mr. Baffour became Chairman of Utilipoint's board in August 2007. In August 2009 after the closing of the merger, Mr. Baffour, was appointed as the CEO of Utilipoint.

Knox Lawrence and its affiliates have had a close relationship with Utilipoint through their ownership interests and by virtue of the involvement of Messrs Baffour and Johnson, who in addition to serving as our CEO and President, respectively, are also Managing Members of Knox Lawrence International and control KLI IP Holdings, Inc. and UTP International, LLC.

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

As discussed in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company has restated its unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2009 to correct errors in the Company’s accounting for an noncontrolling interest in a consolidated subsidiary. The Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures were not effective. Management has identified inconsistencies in connection with the transfer of the underlying financials from the company's internal records to the financial statements that are filed with the SEC. To remedy this weakness, we have added additional levels of review to our quality control in order to ensure that we retain consistency between the underlying financials in our internal records and the financial statements included in our reports that are filed with the SEC. In addition, the Company has complemented its internal accounting team with consultants from an external public accounting firm.

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

Midas Medici Group Holdings, Inc.

January 19, 2010	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)