Form 10-K
period 2009-12-31
Midas Medici Group Holdings, Inc.
filed 2010-04-01
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2010 --- 2,566,516 shares of common stock

MIDAS MEDICI GROUP HOLDINGS, INC.

Item 1.   Description of Business

General

We are a clean energy company that provides services to utilities and others to further the development of the electric grid.  The electric grid is the entire infrastructure available to generate, transmit, and distribute electricity to end users. We define the “Smart Grid” as the electrical grid, enhanced by a full spectrum of technologies and solutions designed to make it function more efficiently, reliably and securely. We believe the Smart Grid will enable consumers to make smarter decisions about electricity consumption, helping curb the rising demand for electricity while reducing their carbon footprint.

In much the same way that technological advances in microprocessors, power electronics and the internet revolutionized the telecommunications industry, we believe that technological advances are transforming the traditional electrical grid into a “Smarter Grid” and significantly improving its capabilities.  Key elements of the Smart Grid include the ability to: introduce clean energy sources into the grid; transmit, store and analyze data along the grid; communicate information between all segments of the grid; automate certain functions of the grid using advanced control systems and devices; and reduce the carbon footprint using various products, processes and services for remote demand management and ensuring affordability of electrical power.

In October 2008, the U.S. Department of Energy released a study, “The Smart Grid: An Introduction”, in which it estimated that for the past 20 years, demand growth has exceeded supply growth by 25% per year. As a result, power outages are estimated to cost U.S. businesses $100 billion per year, with 41% more power outages in the second half of the 1990s than in the first half. Smart Grid enhancements will ease congestion and increase utilization of generating capacity, sending between 50% and 300% more electricity through the existing electrical grid.

Through our wholly-owned subsidiary, Utilipoint, we provide energy industry consulting services and proprietary research in seven practice areas that encompass the entire energy and utility value chain, including:

▪ Smart Meter Deployment – 1) research and consulting focused on more effective deployment of smart meters to customers, and 2) efficient management of data traffic between end-users and providers of electricity;

▪ Energy Investments & Business Planning –investment decision support to utilities and investment firms;

▪ CommodityPoint –research and advisory services designed to assist commodities traders to manage trading risk;

▪ Meter-to-Cash –independent research and consulting services applied to the utility-customer cash cycle from when a meter is read to the point cash is received;

▪ Pricing & Demand Response –design mechanisms for utilities and their regulators to for setting electricity rates;

▪ Public & Regulatory Issues Management –regulatory, legal and policy support services for issues associated with the generation, transmission and distribution of electricity; and

▪ The Intelligent Project – highly structured, issue-focused research and executive forums to assist executives in analyzing customer related issues associated with the “Smart Grid”.

Founded in 1933, Utilipoint built its brand name in the power utility industry by supplying market data intelligence to major US utilities spanning the entire market segment from generation to consumption. Today, Utilipoint is a full service energy-focused consulting firm, providing independent research-based information, analysis, and consulting to energy companies, utilities, investors, regulators, and industry service providers alike.

In addition, we host annual conferences in the US and Europe targeted to our client base to discuss topical issues in the clean energy and Smart Grid sector.  These conferences bring together key energy industry participants such as regulators, business executives, policy makers, and investors serving the energy industry. Our flagship US annual conference attracted approximately 200 participants in 2008.  Our second annual European conference attracted approximately 100 participants in 2008. Our clients include utilities, investors, regulators, and energy industry vendors and service providers both domestically and internationally.

According to the International Energy Agency’s World Energy Outlook 2008, electric power infrastructure will require cumulative worldwide investment of over $13.6 trillion (in 2007 dollars) in 2007-2030, or 52% of the total electrical infrastructure needed. On a national level, and according to the Brattle Group, investment totaling approximately $1.5 trillion will be required between 2010 and 2030 to pay for grid infrastructure in the United States. We believe we are well positioned to benefit from the unprecedented investment in the power sector, worldwide.

Our Clients and Contracts

In 2009, we had 146 clients and eight-three percent of total 2009 revenue, or approximately $2.5 million, were generated from returning customers and approximately $0.5 million from new customers. Our clients are international, with representation stretching across North America, South America, Europe, Asia, Africa, Australia and the Middle East. We are active in sectors including utilities, investors, regulators, and energy industry service providers such as vendors to utilities, both domestically and internationally.  These industries include companies such as General Electric, Electronic Data Systems (EDS), SAP, Eskom Holdings, Union Fonesa SA, ICAP Energy, International Power, Alliance Data and several other blue chip utility companies.   For the years ended December 31, 2009 and 2008, two and one customer(s) accounted for 25% and 10% of revenue for the year ended December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, three and two customers accounted for approximately 51% and 38% of the total outstanding net accounts receivable, respectively.

We currently have a variety of contractual arrangements with our clients, which include:

Fixed-Price Contracts

Fixed price contracts are projects where services are provided at an agreed to price for defined deliverables.

Bundled Service Agreements

Bundled Service Agreements, or BSAs, are packages of services that clients subscribe to, typically on an annual basis.  The services typically include a combination of the following:

• Access to subject matter experts as needed, by telephone;

• Discounted fees for Utilipoint events;

• Advertising space on the IssueAlert® e-publication;

• One to three reports and/or whitepapers on industry topics; and

• Briefings on industry trends and research findings

BSAs also include annual memberships in the Advanced Metering Infrastructure and Meter Data Management (“AMI MDM”) forum and corporate contracts. The AMI MDM forum is designed for electric, water, and/or gas utilities, regulators, utility governing boards, ISOs (Independent System Operators), and consumer advocacy groups to come together and discuss meter data management successes, problems, issues, interfaces and best practices.  Corporate contracts are characterized by an annual contract for a pre-defined amount of market research hours.  Clients of this service receive access to Utilipoint’s directory and InfoGrid products. The primary service is the block of hours purchased.

Time and Materials Contracts

Time and material contracts are services billed at a set hourly rate.  Project related expenses are passed through at cost to clients.  Normally, we invoice our clients on a monthly basis.

Our Services

Smart Meter Deployment

Our Smart Meter Deployment practice provides market research, consulting and project management services to utilities, regulators, and vendors deploying smart meter technology in the marketplace. We work with utilities to help manage smart meter pilot programs and technology implementations by managing all elements of the service offering including: program design, vendor selection, project planning and meter data management and data analysis.

As an example of our Smart Meter Deployment services, we are currently managing a residential smart meter installation and smart meter pricing pilot, where 1,400 end users will use a combination of technology and innovative rate pricing structures to reduce electricity usage. The pilot was sponsored by the local public utility, the State’s Public Utilities Commission, and a consumer advocate group. We believe it is the first in the world to test smart metering with three different advanced residential rate options.

Energy Investments & Business Planning

Our Energy Investments practice provides business planning and market studies, and helps refine business plans for companies looking for external funding, acquisition opportunities, and investment decision support. Our consultants and analysts have an understanding of the regulatory considerations impacting investment in the sector and unique strategy modeling and investment decisions support capabilities. We also work with investor groups, venture capital and private equity firms on independent analysis of investment opportunities.

As an example of our business planning services we were hired by a local utility company in Washington to advice on upcoming public vote on whether to form a new electric utility. Our assignment included performing asset and business valuations, economic and engineering feasibility studies and presentations of the results in numerous public forums. We believe our involvement helped to successfully mitigate the requirement for additional capital investment by the client.

CommodityPoint

Our CommodityPoint practice provides expert information, independent research, market studies, consulting and analyst services in the area of energy trading, transaction and risk management. We believe that our practice professionals are acknowledged and accomplished experts in their field and are relied upon by our clients to provide unambiguous and independent advice and information.

Our CommodityPoint practice recently released its 2009 TRM Vendor Perceptions Study report. The CommodityPoint TRM Vendor Perception study is repeated every two years and represents a view of how users and prospective buyers perceive the market landscape. We believe that by capturing a representation of user and buyer perceptions about the vendors in the space much can be learned regarding market maturity and the overall evolution of TRM software. This study was conducted during the first quarter of 2009 and represents user and buyer views as of the close of 2008.

Meter-to-Cash

Our Meter-to-Cash practice provides expert information, independent research, market studies, consulting and analyst services in the areas of customer care, customer information systems and customer relationship management. Our professionals are relied upon by our clients to provide unambiguous and independent advice and information. Our Meter-to-Cash clients include utilities, cooperatives, municipals, technology vendors, software vendors and regulatory agencies.

As an example of our Meter-to-Cash services, the a Canadian Public Utility Commission, ordered a collaborative process to benchmark gas and electric customer care and billing using Utilipoint’s database. As a result, the Commission was able to use the study results to set gas and electric rates.

Pricing & Demand Response

Our pricing and demand response practice provides electricity market design and pricing services to electricity market stakeholders. Our clients include independent system operators, utilities, competitive load serving entities, demand response program providers, state and federal regulatory agencies, and businesses and investors with an interest in the design and operation of electricity markets.

As an example of these services, the Energy Policy Act of 2005 mandated demand response as the official policy of the United States. On behalf of the Federal Energy Regulatory Commission, or FERC, we surveyed over 3,000 utilities in the United States and performed analysis that contributed to a FERC Staff Report on Demand Response and Smart Metering published in 2006 and 2008 and sent to Congress as an update on progress on Smart Grid related issues including demand response and advanced metering initiatives.

Public & Regulatory Issues Management

Our Public & Regulatory Issues Management practice has a 25-year track record of working with utilities to manage potentially controversial public, regulatory, and legal issues. We believe that with our assistance, utilities can enhance public trust, and improve communications with their customers and the public.

As an example, in 2008, Utilipoint was hired to design a public outreach process including documentation of the project for public use in connection with a proposed nuclear plant and the associated 200 miles of new transmission facilities. The project was approved by state regulators with no organized public opposition.

The Intelligent Project, LLC

The Intelligent Project, LLC helps clients address and understand issues related to the end user elements of the Smart Grid, including customer focused research and access to experts in various customer experience disciplines.  Management believes that Utilipoint’s acquisition of The Intelligent Project, LLC in July 2009 positions us to be a leader in dealing with Smart Grid customer-related issues.  The Intelligent Project brings together power industry executives with executives from other industries where significant customer transformation has occurred, such as telecommunication, financial services and retail industries where technology and regulations have transformed the customer experience to expose the power industry to events that reshaped other sectors of the economy.

In 2009, The Intelligent Project was hired by a Mid-Atlantic utility to develop a progressive ‘voice of the customer’ program to enable the utility to assess the impact of its upcoming smart meter deployment.  The team from The Intelligent Project, in partnership with academic resources from Purdue University, designed and facilitated customer focus groups and specialized research to provide data and analyses to help the client determine the best pricing models to induce adoption of smart meters.

Acquisition of the Intelligent Project, LLC

On July 1, 2009, Utilipoint acquired a 60% interest in IP. Prior to the acquisition, IP was controlled by KLI IP Holding, Inc., which held a 75% interest in IP.  KLI IP Holding, Inc. is controlled by Nana Baffour, our CEO, and Johnson Kachidza, our President, who held an aggregate 60% interest in KLI IP Holding, Inc.

IP was founded on March 10, 2009, by KLI IP Holding, Inc. and David Steele, the current president of Utilipoint and former President of a predecessor KLI portfolio company.  Nana Baffour was the managing member of IP prior to the acquisition by Utilipoint.  IP’s management committee consisted of Nana Baffour, Johnson Kachidza, David Steele and Ken Globerman, an employee of Knox Lawrence International, LLC. Prior to the acquisition, David Steele, a managing director of IP was also a senior managing director of Utilipoint.  From inception to when IP was acquired by Utilipoint, its operations were funded through loans from Knox Lawrence International, LLC which are evidenced by a 5%, $108,969 note issued by IP to KLI IP Holding Inc., which matures on June 30, 2012.

Prior to the acquisition of IP, Utilipoint was controlled by UTP International, LLC (“UTPI”), which held a 51% interest in Utilipoint.  UTPI is a wholly owned subsidiary of KLI, in which Nana Baffour, our CEO and Johnson Kachidza, our President, held an indirect controlling interest.

Nana Baffour, our CEO and Johnson Kachidza, our President were directors of Utilipoint since August 2007. Mr. Baffour became Chairman of Utilipoint's board in August 2007. In August 2009 after the closing of the merger, Mr. Baffour, was appointed as the CEO of Utilipoint.

In connection with the IP acquisition, Utilipoint entered into the following agreements:

(A) a Capital Commitment Agreement (the “Capital Agreement”) pursuant to which Utilipoint committed to contribute up to $200,000 to IP, as may be requested by IP, but in no event not in excess of $25,000 in any single request. The parties contemplated that the capital contributions under the Capital Agreement may be satisfied by capital contributions which KLI intended to make to Utilipoint in the amount of $200,000 and therefore any failure by Utilipoint to make a capital contribution to IP because it has not received sufficient funds from KLI will not constitute a default under the Capital Agreement.

(B) a Management Services Agreement with IP pursuant to which Utilipoint will provide management services and provide consultants to assist IP with IP projects.  The services will include, but are not limited to:  (i) assisting in the preparation of annual budgets, (ii) providing sales, marketing and strategic services, (iii) assisting IP with complying with reporting requirements under any financing agreements, (iv) providing legal, human resources, loss prevention and risk management services; (v) providing receivables collection services, cash management services and payroll services, (vi) any other service performed or expenses incurred by UtiliPoint for IP in the ordinary course of business.  In addition, under the Management Service agreement, Utilipoint is authorized to make payments to creditors of IP on its behalf and to collect receivables on behalf of IP; provided Utilipoint has assurance that the necessary funds for discharge of any liability or obligation will be provided by IP.

Management services will be charged to IP based on the actual expenses incurred by Utilipoint, and consultants will be charged at the same rate that Utilipoint charges to subcontract its consultants to third parties.

Utilipoint will also pay all salaries and benefits for certain employees of IP who will also provide services to Utilipoint, which will initially include David Steele and Peter Shaw.  The Management Services Agreement has a two-year term, and, thereafter, automatically renews for one-year terms.  It may be cancelled by either party on 60 days prior written notice.

(C) an Agreement to be Bound to the Limited Liability Agreement of IP. The IP LLC Agreement provides that Net Cash Flow will be distributed as follows: first, contributed capital will be returned to the members on a pro rata basis (based on the amount of capital contributed), and, thereafter, Net Cash Flow will be distributed to the members on a percentage ownership basis.  Utilipoint’s percentage ownership immediately after the execution of the agreement by Utilipoint will be 60%.

The Limited Liability Company Agreement further provides for restrictions on the transfer of Company Interests (only to Permitted Transferees) and provides that the Members holding a majority of the Company Interests may drag-along the minority members in the event of a Sale of the Company.

(D) a Consulting Agreement which provides that KLI IP Holding Inc. will provide consulting services to Utilipoint in connection with the joint business and marketing efforts of Utilipoint and IP.  The agreement has a term of 24 months and may be terminated by either party upon 90 days advance written notice.  In exchange for its services KLI IP Holding Inc. received an option to purchase 850 shares of common stock of Utilipoint, which options were converted at the closing of the Utilipoint Acquisition into options to purchase 27,168 shares of common stock of Midas Medici, at an exercise price of $1.56 per share.   The options are exercisable for a term of 5 years through August 21, 2014 and are fully vested. If KLI IP Holding Inc. terminates the agreement without cause within its first year, any unexercised options held KLI IP Holding Inc. will terminate.

(E) a Revolving Senior Subordinated Debenture which provides that KLI may loan up to $100,000 to Utilipoint.  The debenture has a term of 5 years and pays interest at a rate of 10% per annum.  Accrued interest and unpaid interest is payable monthly (the parties can agree to mutually defer interest payments), and the unpaid principal amount is due on the five-year anniversary of the debenture.  The debenture is subordinate to all indebtedness, liabilities and obligations of Utilipoint to any financial institution.

(F) a subscription agreement pursuant to which KLI agreed to purchase up to $100,000 of the common stock of the Company at a per share purchase price of $50.00 per share for a period of up 2 months through September 1, 2009. KLI did not purchase any shares under the subscription agreement.

Competition

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets.  A substantial number of these firms have significantly greater infrastructure and financial resources than our company. We divide our competitive universe into three industries: (1) research and consulting services; (2) technology services and solutions; and (3) engineering services and solutions.

Some of our principal competitors in the consulting universe include mid-size, specialty consulting firms such as Navigant Consulting, Inc., FTI Consulting, Inc., and ICF International, Inc – each of which have specific utility-focused consulting practices. In addition, within our key energy and power markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets.

Within the technology services and solutions industry, we will compete against firms such as American Superconductor Corp., Esco Technologies Inc., Badger Meter, Inc., Echelon Corp., EnerNOC, Inc., and smaller vendors such as Orion Energy Systems, Inc. and Composite Technology Corp. Each of the aforementioned is providing utilities with clean and intelligent energy technology solutions. Firms such as Comverge Inc., Itron Inc., Echelon Corp., Neteeza Corp., Teradata Corp., and Digi International Inc. are in the market to primarily provide enterprise-class analytic tools and services. Other companies such as Quanta Services provide engineering services to enable the Smart Grid.

Finally, some of our competitors such as IBM Corp. and Electronic Data Systems, a Hewlett-Packard company are significantly larger than us and have greater access to resources and stronger brand recognition than we do. On some of our past projects, competitors including IBM and EDS, have also been our customers.

We consider the principal competitive factors in our market to be client relationships, proprietary products or data, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, proprietary products or data, quality of services and solutions, scope of service offerings and pricing.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Organizational History

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

Prior to its acquisition of Utilipoint International, Inc., the Company was a “shell company” based on its business activities. Under SEC rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations.

With the acquisition of Utilipoint on August 21, 2009, the merger was accounted for as a reverse merger and recapitalization which resulted in Midas Medici being the "legal acquirer" and Utilipoint the "accounting acquirer".

Employees

As of March 30, 2010, we have 4 full time employees who work in our corporate headquarters. Utilipoint directly employs 19 full time staff members, including a professional staff of 16, and an administrative staff of 3, each of whom support our seven practice areas. Utilipoint's European headquarters located in Brno, Czech Republic, employs 2 of the 19 full time staff members.

Item 1A.  Risk Factors.

RISK FACTORS

We have recently incurred net losses, and we may continue to incur net losses in the future.

The net loss of Midas Medici was $1,582,108  and $299,689 in 2009 and 2008 respectively. Our accumulated deficit as of December 31, 2009 was $2,309,048. We currently have a working capital deficiency of $2,149,149 as of December 31, 2009. Our net losses in 2009 and 2008 were driven principally by deteriorated macroeconomic conditions and the fixed cost nature of our business. More recently, our net losses have been driven principally by general and administrative, marketing, operating and depreciation and amortization expenses relating to investing in human capital to support our newer service offerings and grow our presence in Europe. To try to grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our services, which will include increased marketing and operating expenses. We cannot be certain that by incurring these expenses our hoped-for revenue growth will occur. Further, even with additional investment we may never obtain profitability.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts and acquire new business. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases, and greater brand or name recognition than we do. Some of our competitors are ICF International, Navigant Consulting, IBM, and Accenture. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts.  In order to compete, we may be forced to lower the prices at which we offer our services in order to win or retain contracts, which could lower our margins or cause us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won. Our competitors also may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. We also may compete with our competitors for the acquisition of new businesses.  Our competitors may also be able to offer higher prices for attractive acquisition candidates, which could harm our strategy of growing through selected acquisitions. In addition, our competitors may engage in activities, whether proper or improper, to gain access to our proprietary information, to encourage our employees to terminate their employment with us, to disparage our company, and otherwise to gain competitive advantages over us. For further information regarding competition, see the section entitled “Business — Competition.” If we are unable to compete successfully in the provision of services to clients and for new business, our revenue and operating margins may decline.

We may compete with our affiliates for customers and acquisitions

Some of our directors and officers are affiliated with companies that are also in the energy services area and may compete with us for acquisitions which may increase the price we pay for acquisitions. In addition, we may compete with some of these companies for customers. If we are unable to compete successfully with these affiliated companies, we may lose customers and may be unable to expand our customer base which will affect our revenue and operations.

Because much of our work is performed as short-term projects, research assignments and consulting engagements, we are exposed to a risk of under-utilizing our staff.

Utilipoint performs much of its work under short-term contracts. Even under many of its longer-term contracts, it performs much of its work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If Utilipoint cannot obtain new work in a timely fashion, whether through new task orders or delivery orders, modifications to existing task orders or delivery orders, or otherwise, it may not be able to keep its staff profitably utilized. It is difficult to predict when assignments will be obtained. Moreover, Utilipoint must manage its staff carefully in order to ensure that consultants with appropriate qualifications are available when needed and are utilized to the fullest extent. There can be no assurance that Utilipoint can profitably manage the utilization of its staff. Staff under-utilization may hurt our revenue, profit and operating results.

If we fail to successfully educate existing and potential customers regarding the benefits of our service offerings or solutions or if the Smart Grid market fails to develop, our ability to sell our solutions and grow our business could be limited.

Our future success depends on commercial acceptance of our clean energy and Smart Grid solutions and our ability to obtain additional contracts. We anticipate that revenues related to our consulting services and solutions will constitute a substantial portion of our revenues for the foreseeable future. The market for clean energy and Smart Grid solutions is relatively new. In addition, because the clean energy and Smart Grid solutions sector is rapidly evolving, we cannot accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. For example, we may have difficulty predicting customer needs and developing clean energy and Smart Grid solutions that address those needs. If the market for our consulting services and solutions does not continue to develop, our ability to grow our business could be limited and we may not be able to achieve profitability.

If we lose key personnel upon whom we depend or fail to attract and retain skilled employees, we may not be able to manage our operations and meet our strategic objectives.

We believe that our success depends on the continued contributions of the members of our senior management team. Also, we rely on our senior management to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with client personnel and industry professionals contribute to our ability to maintain good client relations and identify new business opportunities. We are especially dependent on our senior management team’s experience and expertise to implement our acquisition strategy. The loss of key personnel could impair our ability to implement our growth strategy through acquisitions, identify and secure new contracts, to maintain good client relations, and otherwise manage our business.

Also, we must continue to hire highly qualified individuals who have technical skills and who work well with our clients. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff engagements and to maintain and grow our business could be limited. In such a case, we may be unable to win or perform contracts, and we could be required to engage larger numbers of subcontractor personnel, any of which could cause a reduction in our revenue, profit and operating results and harm our reputation. We could even default under one or more contracts for failure to perform, which could expose us to additional liability and further harm our reputation and ability to compete for future contracts. In addition, some of our contracts contain provisions requiring us to commit to staff engagements with specific personnel the client considers key to our performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, or otherwise staff our work, the client may reduce the size and scope of our engagement under a contract or terminate it, and our revenue and operating results may suffer. In addition, consistent with their employment agreements, Nana Baffour, our CEO and Johnson Kachidza, our President and CFO are only required to dedicate at least 65% of their time to of the Company. Our inability to utilize more than 65% of their time may adversely affect our ability to execute on our business plan.

We may not be able to identify suitable acquisition candidates or complete acquisitions successfully, which may inhibit our rate of growth.

In addition to organic growth, we intend to pursue growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enter new geographic markets, add experienced management and expand our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates or reach agreements for potential acquisitions on acceptable terms, or for other reasons. Our failure to successfully implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general and could inhibit our growth and future profitability. Our inability to procure adequate financing for acquisitions may adversely impact our ability to complete the acquisitions successfully or at all.

In addition if and to the extent we engage in acquisitions of companies of which our officers and directors are affiliates, conflicts of interest may arise in connection with the negotiations of acquisition terms and conditions which may impact our ability to complete those acquisitions on the most favorable terms to us.

We may not be able to successfully integrate acquisitions to realize the full benefits of the combined business, and may therefore suffer losses or not be as profitable as planned.

Acquisitions that we complete may expose us to a number of unanticipated operational or financial risks, including:

The business we acquire may not prove to be profitable and my cause us to incur additional consolidated losses from operations;

• we may have difficulty integrating new operations and systems;
• key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

• we may experience additional financial and accounting challenges and complexities in areas such as internal control, tax planning and financial reporting;

• we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

• our ongoing business may be disrupted or receive insufficient management attention; and

• we may not be able to realize the cost savings or other financial benefits we anticipate.

Moreover, to the extent that any acquisition results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on our ability to obtain credit. In addition, in the event that we issue shares of our common stock as part or all of the purchase price, an acquisition will dilute the ownership of our then-current stockholders.

The process of completing the integration of acquisitions could cause an interruption, or loss of, momentum in our activities. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the operations of acquisition targets could have an adverse effect on our business, financial condition or results of operations.

Our business may become subject to modified or new government regulation, which may negatively impact our ability to market our products.

Our services are not subject to existing federal and state regulations in the U.S. governing the electric utility industry. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations or impose additional regulations. Any modified or new government regulation applicable to our products or services may negatively impact the implementation, servicing and marketing of our services and increase our costs.

Our relations with our contracting partners are important to our business and, if disrupted, could affect our earnings.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract. Poor performance by the prime contractor could tarnish our reputation, result in reduction of the amount of our work under or result in termination of that contract, and could cause us not to obtain future work, even when we are not at fault. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

We derive significant revenue from contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will lose revenue if we fail to compete effectively.

We derive significant revenue and gross profit from utility contracts that are awarded through a competitive bidding process. We expect that most of the business we seek in the foreseeable future from these clients will be awarded through competitive bidding. We will occasionally bid these jobs as the prime contractor, and occasionally as a sub-contractor. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

• the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

· the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, and in termination, reduction or modification of the awarded contracts; and

• the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

To the extent we engage in competitive bidding and are unable to win particular contracts, we may incur substantial costs in the bidding process that would negatively affect our operating results. Even if we win a particular contract through competitive bidding, our gross profit margins may be depressed or we may suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

We provide services to clients primarily under three types of contracts: time-and-materials contracts; fixed-price contracts; and bundled service agreement contracts. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract. To the extent our working assumptions prove inaccurate, we may lose money on the contract, which would adversely affect our operating results.

For all three contract types, we bear varying degrees of risk associated with the assumptions we use to formulate our pricing for the work. To the extent our working assumptions prove inaccurate, we may lose money on the contract, which would adversely affect our operating results.

Our international operations are subject to risks which could harm our business, operating results and financial condition.

We currently have international operations and expect to expand these operations over time. Such international business operations will be subject to a variety of risks associated with conducting business internationally, including the following:

•	changes in, or interpretations of, foreign regulations that may adversely affect our ability to perform services or repatriate profits, if any, to the United States;

•	difficulties in developing, staffing, and managing a large number of foreign operations as a result of distance, language, and cultural differences;

•	economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the existence of inconsistent laws or regulations;

•	the imposition or increase of investment requirements and other restrictions or requirements by foreign governments;

•	uncertainties relating to foreign laws and legal proceedings;

•	fluctuations in foreign currency and exchange rates; and

•	failure to comply with U.S. laws (such as the Foreign Corrupt Practices Act), and local laws prohibiting corrupt payments to government officials.

The realization of any of the foregoing, could harm our business, operating results and financial condition.

Our operating results may be affected by fluctuations in foreign currency exchange rates, which may affect our operating results in U.S. dollar terms.

A portion of our revenue arises from our international operations and we anticipate that, as we grow, our revenues from international operations will increase. Revenues generated and expenses incurred by our international operations are often denominated in local currencies. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as revenues and expenses of our international operations are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions. The Company does not undertake any hedges to protect against adverse foreign currency exposure.

An economic or industry slowdown may materially and adversely affect our business.

Our business depends on providing services to utility companies. In past two years, economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. Slowdowns in the economy may reduce the demand for our services by causing utility companies to delay or abandon implementation of new systems and technologies. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. These economic factors could have a material adverse effect on our financial condition and operating results.

Our ability to use our net operating loss carryforwards may be subject to limitation which could result in increased future tax liability for us.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. The number of shares of our common stock that we issue in this offering may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could result in increased future tax liability for us.

The failure to raise additional capital could adversely affect us.

Our future capital requirements will depend on many factors, including our ability to successfully generate new and additional business. To the extent that the funds generated by public offering and the income from ongoing operations are insufficient to fund our current and future operating requirements, we may need to raise additional capital through financings or curtail our growth. If we cannot obtain adequate capital, or can only obtain capital on unfavorable terms, our business, operating results and financial condition could be adversely affected.

We are subject to restrictive debt covenants that impose operating and financial restrictions on our operations and could limit our ability to grow our business.

Covenants in our revolving loan agreement with Proficio Bank impose operating and financial restrictions on us. These restrictions prohibit or limit us from, among other things, (i) merging or consolidating, (ii) selling, leasing or assigning any of our material assets, (iii) guaranteeing any obligation or liability of any other person, (iv) making any loans, advances or extension of credit other than in the ordinary course of business, (v) paying or declaring a dividend or distribution, (vi) creating any lien or security interest in any of our property, (vii) permitting our minimum tangible net worth to be less than $2,000,000 at the end of each fiscal quarter and (viii) permitting the fixed charge coverage ratio, as defined in the Loan Agreement, to be less than 1.30. These restrictions could limit our ability to obtain future financing, withstand downturns in our business or take advantage of business opportunities.

If we are unable to comply with the covenants in our loan agreement and are unable to obtain waivers of non-compliance from Proficio, we will be in default under the loan agreement and may be required to pay substantial fees or penalties.

Insiders have substantial control over the company, and issuance of shares of Common Stock pursuant to our incentive plan will dilute your ownership and voting rights and allow insiders to control the direction of the Company.

The executive officers of Midas Medici and its directors beneficially owned, as of March 30, 2010 in the aggregate, approximately 1,671,159 shares of our outstanding common stock, which constitutes approximately 64.2% of our outstanding shares.  Our officers and directors ownership percentage will increase as a result of any shares issued under our incentive plan under which we can issue 650,000 shares to our officers, directors, employees and consultants. Through February 2, 2010 we have granted options to purchase an aggregate of 472,097 shares of our common stock to our management.

The executive officers of Midas Medici and its directors have the ability to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Liquidity of shares of our common stock is limited.

Since February 22, 2010, our shares of common stock have been included for quotation on the Over-the-Counter Bulletin Board under the symbol MMED, but there has been no reported trading in our shares as of the date of filing of this report. There can be no assurance that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, investors may be unable to liquidate their investment. Even if a market for our common stock does develop, the market price of our common stock may continue to be highly volatile.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to trade our securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this report, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock.  In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We have never paid common stock dividends and have no plans to pay dividends in the future, as a result our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. There can be  no assurance that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our common stock may be subject to “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

 Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we are subject to the penny stock rules for any significant period, it could have an adverse effect on the market liquidity of our stock and investors may find it more difficult to dispose of our securities.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. In addition, the successful execution of our business plan requires significant cash resources, including cash for investments and acquisition. Changes in business conditions and future developments could also increase our cash requirements. To the extent we are unable to obtain external financing, we will not be able to execute our business plan effectively. Although we recently procured a working capital line of credit, our ability to draw upon that line is subject to our compliance with covenants such as net worth, operating profits and adequate accounts receivable balances. Further, this line of credit is secured by all  our assets and a default under the Revolving Credit Facility agreement could result in the loss of our assets. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

The implementation of our stock-based incentive plan may dilute your percentage ownership interest and may also result in downward pressure on the price of our stock.

Our board has adopted a stock-based incentive plan. Under the incentive plan, the Company can grant a maximum of up to 650,000 shares to our officers, directors, employees and consultants. Shareholders would experience a dilution in ownership interest assuming the maximum issuance of 650,000 shares from stock options or awards of restricted stock under the plan.  In addition, the existence of a significant amount of stock and stock options that are issuable under our incentive plan may be perceived by the market as having a dilutive effect, which could lead to a decrease in the price of our common stock.

We have significant related party transactions, which may be viewed unfavorably by investors.

We have consummated several transactions with affiliated parties (See section entitled “Certain Relationships and Related Transactions”) Investors may view such transactions unfavorably and may be reluctant to purchase our stock, which could negatively affect both the price and market for our common stock.

Item 2.  Properties.

Our subsidiary, Utilipoint’s corporate headquarters is located in Albuquerque, New Mexico in approximately 2,400 square feet of office space under a lease that expires in January 2011 at a cost of $3,503 per month.  Additionally, Utilipoint occupies satellite offices in Tulsa, Oklahoma and Sugar Land, Texas in approximately 436 and 200 square feet of office space, respectively.  The Tulsa and Sugar Land offices are under a month-to-month lease at a cost of $600 per month and a lease that expires in October 2010 at a cost of $935 per month, respectively.  Utilipoint intends to extend each of the foregoing leases.  Utilipoint’s European headquarters is located in Brno, Czech Republic in approximately 1,000 square feet of office space. We believe that our current premises are sufficient to handle our activities for the near future.

Item 3.  Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of the Company’s property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.  [Reserved].

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OTC Bulletin Board Considerations

Since February 22, 2010, our shares of common stock have been included for quotation on the Over-the-Counter Bulletin Board under the symbol MMED, but there has been no reported trading in our shares as of the date of filing of this report. There can be no assurance that any market for our securities will develop.

Holders

As of March 30, 2010, the Company had 46 stockholders of record.

Transfer Agent

The Company's registrar and transfer agent is Continental Stock Transfer & Trust Company.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On July 27, 2009, the Board approved the Midas Medici Group Holdings, Inc. Stock Award and Incentive Plan (the “MMGH Plan”). The purpose of the MMGH Plan is to give us a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide us with an incentive plan that gives officers, employees, directors, and consultants financial incentives directly linked to shareholder value.

The maximum number of shares that may be issued under the Plan is 650,000. However for the period commencing January 1, 2010, the maximum number of shares issuable under the Plan shall be equal to 20% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis but shall not be less than 650,000. Notwithstanding the foregoing, for a period of one year from the date of February 16, 2010, the total number of options issued under the Plan shall be limited to 15%. Pursuant to the Plan, incentive stock options or non-qualified options to purchase shares of common stock may be issued.  The plan may be administered by our board of directors or by a committee to which administration of the Plan, or part of the Plan, may be delegated by our board of directors. Options granted under the Plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of thirty days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

As of March 30, 2010, options to purchase an aggregate of 472,097 shares of common stock of the Company were granted under the MMGH Plan with a weighted average exercise price of $2.42. In 2009, the Company took a compensation charge of $150,913 to recognize the opportunity cost of the 4,900 Utilipoint stock options valued at a fair market price of $30.80 each.

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	472,097	$2.42	177,903

Total	472,097	$2.42	177,903

Item 6.  Selected Financial Data.

Not required for small reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

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

Prior to its acquisition of Utilipoint International, Inc., the Company was a “shell company” based on its business activities. Under SEC rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations.

With the acquisition of Utilipoint on August 21, 2009, the merger was accounted for as a reverse merger and recapitalization which resulted in Midas Medici being the "legal acquirer" and Utilipoint the "accounting acquirer".

Utilipoint provides consulting services and proprietary research to its clients using multi-disciplinary teams with deep subject matter expertise, analytical methodologies, primary research and technology-enabled tools. As of the date of filing of this report, Utilipoint has 19 employees. More than 50% of Utilipoint’s professional staff hold post-graduate degrees in such diverse fields as economics, engineering, business administration, information technology, law, life sciences and public policy. Utilipoint’s senior managers have considerable industry and project management experience and an average tenure of more than 20 years in the industry. We believe this diverse pool of intellectual capital enables us to provide creative solutions to our clients’ most pressing problems.

Utilipoint is headquartered in Albuquerque, New Mexico, with two domestic regional offices in Tulsa, Oklahoma and Sugar Land, Texas. It maintains international operations through its office in Brno, Czech Republic.

Results of Operations

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008

Net revenues. Net revenues for the year ended December 31, 2009 were $3,009,163 compared to $3,660,941for the year ended December 31, 2008. The decrease in net revenues was primarily due to the Company's clients and target customers cutting budgets for discretionary spending (as a result of the recent recessionary macroeconomic conditions) that account for the Company's core revenues sources.

Cost of services. Cost of services for the year ended December 31, 2009 were $1,757,823 or 58.4% of net revenue, compared to $2,037,046 or 55.6% of net revenue, for the year ended December 31, 2008. The slight decrease in our margins, as a result of higher cost of services as a percentage of net revenues, was primarily due to increased direct expenses such as utilization of focus groups and increased subcontractor labor expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2009 were $2,722,871, compared to $1,877,613 for the year ended December 31, 2008. Selling, general and administrative expenses increased significantly primarily due to expenses related to the preparation and filing of the registration statement as filed on August 24, 2009, stock-based compensation charges for the options granted under the Midas Medici Group Holdings Stock Options Plan ("MMGH Plan") of $301,457 and additional employee compensation costs of $114,583.

Operating loss. For the year ended December 31, 2009, losses from operations totaled $1,491,454, compared to an operating loss of $271,563 for the year ended December 31, 2008. Loss from operations increased primarily due to reduced net revenues combined with onetime acquisition, initial public offering and stock-based compensation related expenses.

Interest and tax expense. For the year ended December 31, 2009, interest expense was $89,638, compared to $63,942 for the year ended December 31, 2008. Tax provisions were not material for either period.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $64,093 and working capital deficiency of $2,149,149.

Cash flow used in operations was $298,612 for the year ended December 31, 2009 compared to cash flow provided by operations of $62,923 in the prior year. The decrease in cash flow provided by operations resulted from the net loss from operations of $1,582,108 being more than offset by non-cash charges from stock based compensation of $301,457, increased customer collections resulting in a reduction in accounts receivable of $252,123 and extending payment terms to increase accounts payables and accrued expenses of $946,828. Cash flow from operations in 2008 was generated primarily by customer collections resulting in a reduction in accounts receivable and extending payment terms, increased accounts payables and accrued expenses.

Cash provided by investing activities was $15,017 for the year ended December 31, 2009 was related to cash proceeds received from the merger offset by purchases of computers and office equipment. Cash used in investing activities was $3,168 for the year ended December 31, 2008 was related to purchases of computers and office equipment.

Cash provided by financing activities consists principally of net proceeds received from related party notes and revolving credit facilities of $205,765 and $87,663 for the years ended December 31, 2009 and 2008, respectively.

On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the Wall Street Journal prime rate plus 2.5%, or a minimum of  6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement.  There was a balance of $164,384 outstanding at December 31, 2009. In anticipation of violating the revolving loan’s tangible net worth covenant, as of March 31, 2010, the Company is engaged in renegotiating the tangible net worth covenant with Proficio Bank.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at December 31, 2009 was $2,309,048, and we incurred a net loss of $1,582,108 and $299,689 for the years ended December 31, 2009 and 2008, respectively.  On December 31, 2009, we had working capital deficit of $2,149,149. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third-party financings.

In February 2010, the Company completed a public offering. Net proceeds of the offering totaled $1,177,600 after taking into account underwriting discount and commissions of $102,400.   The public offering included 256,000 shares of our common stock at a price of $5.00 per share. Certain of our affiliates converted outstanding debt of up to $250,000 in the offering.

We expect that our cash flow from operations and the proceeds from the public equity offering will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders and there can be no guarantee that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. Our liquidity may also be adversely affected by the current economic conditions, including consumer spending, the ability to collect our accounts receivable and our ability to obtain working capital. There is no assurance that additional funds will be available on terms acceptable to the Company and its stockholders, or at all.

In anticipation of violating the revolving loan's tangible net worth covenant, as of March 31, 2010, the Company is engaged in renegotiating the tangible net worth covenant with Proficio Bank and anticipates that the first covenant compliance date under the renogotiated covenant will be June 30, 2010.

Impact of our initial public offering

The completion of our initial public offering, pursuant to which, in February 2010, we sold 256,000 shares of common stock for gross proceeds (net proceeds available to the Company after deducting underwriting discount and commissions was $1,177,600) of $1,280,000.  Over the long term, our results of operations will be affected by the costs of being a public entity, including changes in board and executive compensation, the costs of compliance with the Sarbanes-Oxley Act of 2002, the costs of complying with the Security Exchange Commission (“SEC”) and NASDAQ requirements, and increased insurance, accounting and legal costs. These costs are not reflected in our historical results.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We review our estimates on an ongoing basis, including those related to allowances for doubtful accounts, certain revenue recognition related to contract deliverables, valuation allowances for deferred tax assets, rates at which deferred tax assets and liabilities are expected to be recorded or settled, accruals for paid time off and the estimated labor utilization rate used to determine cost of services of our foreign subsidiary. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

- INDEX-

Page
Financial Statements:

Reports of Independent Registered Certified Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midas Medici Group Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Midas Medici Group Holdings, Inc. and Subsidiaries, (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas Medici Group Holdings, Inc. and Subsidiaries as of December 31, 2009, and their results of operations and cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Certified Public Accountants

Roseland, New Jersey
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midas Medici Group Holdings, Inc., formerly Utilipoint International, Inc.

We have audited the accompanying consolidated balance sheet of Midas Medici Group Holdings, Inc. and subsidiaries, formerly Utilipoint International, Inc. and subsidiary, (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas Medici Group Holdings, Inc. and subsidiaries, formerly Utilipoint International, Inc. and subsidiary, as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8, the historical consolidated financial statements of Utilipoint International, Inc. and subsidiary are now reflected as the Company on a retroactive basis in conjunction with the reverse merger and all references to common stock, preferred stock, share and per share amounts have been retroactively restated.

/s/ REDW LLC

Albuquerque, New Mexico
August 17, 2009, except for the effects of the reverse merger discussed in Notes 1 and 8, as to which the date is August 21, 2009

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly, Utilipoint International, Inc. and Subsidiaries)
Consolidated Balance Sheets As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$64,093	$144,546
Accounts receivable, net of allowance for doubtful accounts of $125,041 and $139,305, respectively	300,394	552,517
Prepaid expenses and other current assets	9,650	42,593
Total current assets	374,137	739,656

Property and equipment, net	17,893	34,266
Other assets	2,697	2,953
Total assets	$394,727	$776,875

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,527,588	$580,760
Revolving credit facility	171,804	216,590
Deferred revenue	149,372	154,011
Current portion of long-term debt	484,415	60,792
Current portion of capital lease obligations	11,899	16,242
Preferred stock dividends payable - stated	178,208	68,250
Preferred stock dividends payable - accreted	-	395,585
Common stock put options	-	269,000
Total current liabilities	2,523,286	1,761,230

Long-term debt, less current portion	333,536	514,606
Capital lease obligations, less current portion	5,869	16,409
Total liabilities	2,862,691	2,292,245

Commitments and contingencies

Deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued as of December 31, 2009 and 2008, respectively	-	-

Common stock, $0.001 par value; 40,000,000 authorized; issued 2,735,516 and outstanding 2,310,516 shares at December 31, 2009; issued 2,192,094 and outstanding 1,383,483 shares at December 31, 2008	2,736	2,192

Treasury stock, at cost; 425,000 and 808,611 shares at December 31, 2009 and 2008, respectively	(40)	(974,015)

Additional paid-in capital	(82,637)	540,997
Common stock put options	-	(269,000)
Accumulated deficit	(2,309,048)	(812,782)
Accumulated other comprehensive income (loss)	6,867	(2,762)
Total stockholders' deficit of Midas Medici Group Holdings, Inc. and Subsidiaries	(2,382,122)	(1,515,370)
Non-controlling interest	(85,842)	-
Total deficit	(2,467,964)	(1,515,370)
Total liabilities and deficit	$394,727	$776,875

See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly, Utilipoint International, Inc. and Subsidiaries)
Consolidated Statements of Operations and Comprehensive Loss Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008

Net revenues	$3,009,163	$3,660,941
Cost of services	1,757,823	2,037,046
Gross margin	1,251,340	1,623,895

Operating expenses:
Selling, general and administrative	2,722,871	1,877,613
Depreciation and amortization	19,923	17,845
Total operating expenses	2,742,794	1,895,458
Operating loss	(1,491,454)	(271,563)

Other income (expense):
Interest income	4	1
Interest expense	(89,638)	(63,942)
Total other income (expense)	(89,634)	(63,941)
Loss before income taxes	(1,581,088)	(335,504)

Provision (benefit) for income taxes	1,020	(35,815)
Net loss	(1,582,108)	(299,689)
Less: Net loss attributable to the non-controlling interest	85,842	-
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	(1,496,266)	(299,689)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	(109,958)	(136,500)
Preferred stock dividend accretion	(203,109)	(279,353)
Net loss applicable to common stockholders	$(1,809,333)	$(715,542)

Net loss per common share (basic and diluted)	$(1.40)	$(1.05)

Weighted average number of common shares (basic and diluted)	1,290,777	679,995

Comprehensive loss:
Net loss	$(1,582,108)	$(299,689)
Foreign currency translation gain (loss)	9,629	(2,762)
Total comprehensive loss	(1,572,479)	(302,451)
Comprehensive loss attributable to the non-controlling interest	85,842	-
Comprehensive loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(1,486,637)	$(302,451)

See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly, Utilipoint International, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in Capital	Treasury Stock		Common Stock Put Options	Accumulated Deficit	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount		Shares	Amount
Balance - December 31, 2007	2,136,160	$2,136	$869,406	754,787	$(974,015)	$(269,000)	$(513,093)	$-	$(884,566)	$-	$(884,566)

Sales of common stock	39,953	40	62,460						62,500		62,500

Common stock issued for professional services	15,981	16	24,984						25,000		25,000

Treasury stock received at $0.00 cost				53,824	-				-		-

Accretion of accelerated and balloon dividends on preferred stock			(279,353)						(279,353)		(279,353)

Preferred dividends			(136,500)						(136,500)		(136,500)

Foreign currency translation								(2,762)	(2,762)		(2,762)

Net loss of Midas Medici Group Holdings, Inc.							(299,689)		(299,689)		(299,689)

Balance - December 31, 2008	2,192,094	2,192	540,997	808,611	(974,015)	(269,000)	(812,782)	(2,762)	(1,515,370)	-	(1,515,370)

Sales of common stock	15,981	16	24,984						25,000		25,000

Treasury stock received at $0.00 cost				50,948					-		-

Effect of reverse merger adjustments	1,387,000	1,387	(262,546)	425,000	(40)				(261,199)		(261,199)

Accretion of accelerated and ballon dividends on preferred stock			(203,109)						(203,109)		(203,109)

Elimination of treasury stock upon reverse merger	(859,559)	(859)	(973,156)	(859,559)	974,015				-		-

Elimination of accrued common stock put options upon reverse merger						269,000			269,000		269,000

Elimination of accumulated accretion of accelerated and balloon dividends on preferred stock upon reverse merger			598,694						598,694		598,694

Preferred dividends			(109,958)						(109,958)		(109,958)

Stock based compensation			301,457						301,457		301,457

Foreign currency translation								9,629	9,629		9,629

Loss attributed to non-controlling interest									-	(85,842)	(85,842)

Net loss attributable to Midas Medici Group Holdings, Inc.							(1,496,266)		(1,496,266)		(1,496,266)
Balance - December 31, 2009	2,735,516	$2,736	$(82,637)	425,000	$(40)	$-	$(2,309,048)	$6,867	$(2,382,122)	$(85,842)	$(2,467,964)

See the accompanying notes to condensed consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
(Formerly, Utilipoint International, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,582,108)	$(299,689)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,923	17,845
Provision for uncollectible accounts	-	3,425
Stock-based compensation	301,457	-
Common stock issued for professional services	-	25,000
Deferred taxes	(1,057)	(41,383)
Changes in operating assets and liabilities net of effects of consolidation of Utilipoint International, Inc:
Accounts receivable	253,160	155,350
Prepaid expenses and other current assets	32,881	75,519
Accounts payable and accrued expenses	681,771	309,472
Deferred revenue	(4,639)	(182,616)
Net cash (used in) provided by operating activities	(298,612)	62,923

Cash flows from investing activities:
Additions to property and equipment	(1,465)	(3,168)
Net cash acquired from acquisition	16,482	-
Net cash provided by (used in) investing activities	15,017	(3,168)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(45,022)	163,738
Change in bank overdrafts	-	(113,937)
Principal payments on capital lease obligations	(16,766)	(14,480)
Principal payments on notes payable	(126,560)	(129,408)
Proceeds from notes payable	369,113	187,500
Proceeds from issuance of common stock	25,000	62,500
Distribution/dividend to preferred stockholders	-	(68,250)
Net cash provided by financing activities	205,765	87,663
	-
Net increase (decrease) in cash and cash equivalents	(77,830)	147,418
Effect of exchange rate changes on cash and cash equivalents	(2,623)	(2,872)
Cash and cash equivalents at beginning of year	144,546	-
Cash and cash equivalents at end of year	$64,093	$144,546

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$68,446	$55,886
Taxes	$2,077	$4,144

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital leases	$1,884	$22,794

See the accompanying notes to consolidated financial statements.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On August 21, 2009, Midas Medici and Utilipoint International, Inc. (“Utilipoint”), entered into a reverse merger transaction, which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The prospective filings with the Securities and Exchange Commission (the “SEC”) included the historical financial results of Utilipoint as of and for the periods ended December 31, 2009 and 2008 and Midas Medici, and its subsidiaries only as of and for the period commencing August 21, 2009, the date of the reverse merger.

Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of December 31, 2009, an aggregate of 2,310,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici.

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

Utilipoint, together with its subsidiaries, is a utility and energy consulting, and issues analysis firm. Utilipoint offers public issues and regulatory management, advanced metering infrastructure and meter data management, rates and demand response, utility energy and technology, trading and risk management, and energy investment services. Utilipoint provides its services to energy companies, utilities, investors, regulators, and industry service providers primarily in North America and Europe. Utilipoint also serves select clients in Asia, South America, Africa and the Middle East. Utilipoint is headquartered in Albuquerque, New Mexico, with two domestic regional offices in Tulsa, Oklahoma and Houston, Texas, and is incorporated under the laws of the State of New Mexico. Utilipoint also has a wholly owned subsidiary, Utilipoint, s.r.o., in the Czech Republic and maintains its international operations through its office in Brno, Czech Republic.

In July 2009, Utilipoint acquired a controlling interest in The Intelligent Project, LLC (“IP”). IP is a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. IP is headquartered in West Lafayette, Indiana. The acquisition was accounted for as a combination of entities under common control.  As such, expenditures amounting to $177,603 for the period from January 1, 2009 through date of acquisition have been included in the consolidated statements of operations and comprehensive loss as if the acquisition had occurred on January 1, 2009 (See Note 13 – Related Party Transactions).

The accompanying consolidated financial statements present on a consolidated basis the accounts of Midas Medici Group Holdings, Inc and subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Revenue Recognition

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

Utilipoint believes that the substance of BSAs, indicates that the purchaser pays for a service that is delivered over time.  As a result, revenue recognition occurs over the subscription period, or in the case of corporate contracts as the hours are utilized, reflecting the pattern of provision of service.

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

(b)           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include: allowances for doubtful accounts, stock compensation expense assumptions, certain revenue recognition methodologies related to contract deliverables, valuation allowances for deferred tax assets, rates at which deferred tax assets and liabilities are expected to be recorded or settled, accruals for paid time off and the estimated labor utilization rate used to determine cost of services for the Company’s foreign subsidiary.

(c)             Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

(d)             Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on evaluation of customers’ ability to meet their financial obligations to the Company.  When evaluation indicates that the ability to pay is impaired, a specific allowance against amounts due is recorded thereby reducing the net recognized receivable to the amount the Company reasonably believes will be collected. When management determines that receivables are not collectible, the gross receivable is written off against the allowance for doubtful accounts.

(e)            Property and Equipment

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the useful lives that typically range from three to ten years.  Equipment under capital leases is amortized over the lease term  which is typically three years and is removed from the Company’s accounting records upon lease termination.

(f)             Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities, revolving credit facility and debt approximate their fair values due to their short maturities and variable interest rate on the revolving credit facility and fixed rates which approximate market rates on notes payable.

(g)           Comprehensive Loss

Comprehensive loss consists of net loss or gains on foreign currency translations and net loss from operations and is presented in the consolidated statements of stockholders’ equity. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiary. These adjustments are accumulated within stockholders’ equity under the caption “Accumulated Other Comprehensive Loss”.

(h)             Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provision of ASC 718-10 and ASC 505-50 “Stock Compensation and Equity Based Payments to Non-Employees.” ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  In accordance with ASC 505-50, equity instruments issued to non-employees for services and goods are shares of our common stock or options to purchase shares of our common stock.  We expense the fair value of these securities over the period in which the related services are received.

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

(i)             Income Taxes

The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods. Effective with the July 2007 reorganization, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized into income during the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.  The Company accounts for uncertain tax positions in accordance with ASC 740-10.   ASC 740-10-25 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any material unrecognized income tax positions.

When applicable, the Company's practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, there was no accrual for interest or penalties recorded on the consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction. The Company and its subsidiaries' federal income tax returns for tax years 2006 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation.

Utilipoint International, Inc. is a cash basis taxpayer.

(j)           Cost of Services

Cost of services represents direct job costs plus direct labor and related benefits and payroll taxes. The Company allocatedemployee labor between direct and indirect based upon a factor of billable employee payroll dollars multiplied by an estimated labor utilization rate of 80% for the year ended December 31, 2008.   For the year ended December 31, 2009, the Company implemented a system that allowed us to utilize actual time cards to allocate employee labor. As such, payroll dollars are categorized as cost of services and selling, general and administrative expense.

(k)           Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business as a utility and energy consulting, and issues analysis firm.

(l)            Non-controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 60% owned subsidiary, the Intelligent Project LLC.

ASC 810-10-65 establishes new standards, effective January 1, 2009, that govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to the accounting for non-controlling interests include (a) the inclusion of non-controlling interests in the equity section of the controlling entity’s consolidated balance sheet rather than in the mezzanine section and (b) the requirement that changes in the controlling entity’s interest in the non-controlling interest, without a change in control, be recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which accounting under the purchase method would have given rise to goodwill.

Additionally, the adoption of ASC 810-10-65 requires that net income, as previously reported prior to the adoption of ASC 810-10-65, be adjusted to include the net income attributable to the non-controlling interest, and that a new separate caption for net income attributable to common shareholders of the Company be presented in the consolidated statements of operations. ASC 810-10-65 also requires similar disclosure regarding comprehensive income.

(m)           Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations under the line item selling, general and administrative expense. The foreign exchange gain (loss) was $9,629 and $(2,762) for the years ended December 31, 2009 and 2008, respectively. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s U.S. subsidiary, which are reported based on the applicable exchange rate in effect on the balance sheet date.

(n)           Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

(o)           Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued guidance which amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”). Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The primary beneficiary assessment must be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The Company adopted this guidance on January 1, 2010 and does not expect it to have an effect on its consolidated results of operations and financial condition.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of Financial Assets and Extinguishment of Liabilities” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on its consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - LIQUIDITY

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at December 31, 2009 was $2,309,048, and we incurred a net loss of $1,582,108 and $299,689 for the years ended December 31, 2009 and 2008, respectively.  On December 31, 2009, we had working capital deficit of $2,149,149. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third-party financings.

In February 2010, the Company completed a public offering totaling $1,280,000.   The public offering included 256,000 shares of our common stock at a price of $5.00 per share. Certain of our affiliates converted outstanding debt of up to $250,000 in the offering.

In anticipation of violating the revolving loan’s tangible net worth covenant, as of March 31, 2010, the Company is engaged in renegotiating the tangible net worth covenant with Proficio Bank and anticipates that the first covenant compliance date under the renogotiated covenant will be June 30, 2010.

We expect that our cash flow from operations and the proceeds from the public equity offering will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders, and there can be no guarantee that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	Estimated Useful Life	2009	2008
Office equipment	3 years	$7,758	$7,758
Furniture and fixtures	10 years	7,882	6,257
Equipment under capital leases	3 years	48,146	52,439
		63,786	66,454
Accumulated depreciation		(13,102)	(9,839)
Accumulated amortization of equipment under capital leases		(32,791)	(22,349)
		$17,893	$34,266

Property and equipment are stated at cost.  Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets.  Depreciation expense was $5,789 and $2,635 for years ended December 31, 2009 and 2008, respectively.  Amortization expense was $14,134 and $15,210 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, accounts payable and accrued expenses consisted of the following:

	2009	2008
Accounts payable	$682,719	$336,906
Accrued payroll and vacation	301,597	163,207
Due to Knox Lawrence International, LLC (see Note 13 - Related Party Transactions)	381,382	50,000
Other accrued expenses	161,890	30,647
	$1,527,588	$580,760

NOTE 6 - NOTES PAYABLE

At December 31, secured revolving credit facilities and other debt obligations consisted of the following:

		2009	2008
	Secured revolving credit facilities:
(1)	Bank of Albuquerque	$-	$216,590
(2)	Proficio Bank	164,384	-
(3)	Chase Bank	7,420	-
	Subtotal	171,804	216,590
(4)	Related party notes	817,951	575,398
		989,755	791,988
	Current maturities of debt	656,219	277,382

	Long-term debt	$333,536	$514,606

1)
Utilipoint had a revolving credit facility, used for working capital needs, with the Bank of Albuquerque from 2005 through mid-2008 at which point the line expired.  Utilipoint had not been in compliance with debt covenant financial ratios on debt coverage, funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth during 2008.  The balance at December 31, 2008 was partially paid down on January 22, 2009 and converted into a short-term note in the amount of $165,000 due September 30, 2009 with an interest rate of 9.25%.  Six monthly consecutive principal payments of $16,500 plus interest on unpaid principal were due commencing January 15, 2009 with a final payment of $66,000 plus interest due September 30, 2009. The Company paid the first five installments and subsequently renegotiated the remaining balance of principal and interest totaling $82,264 into a new 9.25% note with the Bank of Albuquerque on September 30, 2009. The 9.25% note matured on December 31, 2009 and was repaid in 5 principal payments of $9,000 each and one final principal and interest payment of $37,561. The 9.25% note was a modification of the credit facility and as such was secured by Utilipoint’s accounts receivable, fixed assets and a right of offset against cash accounts held with the bank.

2)
On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the Wall Street Journal prime rate plus 2.5%, or a minimum of  6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio Bank and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement.  There was a balance of $164,384 outstanding at December 31, 2009. As of December 31, 2009 the loan was not in default. In anticipation of violating the revolving loan's tangible net worth covenant, as of March 31, 2010, the Company is engaged in renegotiating the tangible net worth covenant with Proficio Bank and anticipates that the first covenant compliance date under the renogotiated covenant will be June 30, 2010.

3)
In July 2009, IP secured a revolving credit facility with Chase Bank. The credit facility allows IP to borrow up to $15,000 at an interest rate ranging from 13.24% to 19.24%.  Interest accrues at an annual percentage rate of 13.24% for purchases and 19.24% for cash advances and overdraft protection. As of December 31, 2009, the amount outstanding under this credit facility was $7,420.

4)
As of December 31, 2009 and 2008, the Company had unsecured notes payable due to current and former shareholders totaling $817,951 and $575,398, respectively.   The various notes accrue interest ranging from 4% to 12% per annum and were subordinated to obligations under the above credit facility borrowings.

Knox Lawrence International, LLC has provided financing including:

(i)
On December 31, 2008, Utilipoint issued a Senior Subordinated Debenture to Knox Lawrence International, LLC in the principal amount of $62,500. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2013.  As of December 31, 2009 and 2008, the balance outstanding was $62,500.

(ii)
On January 15, 2009, Utilipoint issued a Senior Subordinated Debenture to Knox Lawrence International, LLC in the principal amount of $10,000. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014.  As of December 31, 2009 and 2008, the balance outstanding was $10,000 and $0, respectively.

(iii)
On June 30, 2009, the Intelligent Project, LLC issued an unsecured promissory note to KLI IP Holding, Inc. in the amount of $108,969. Interest on this note accrues at an annual percentage rate of 5%. The note matures on June 30, 2012. As of December 31, 2009 and 2008, the balance outstanding was $108,969 and $0, respectively.

(iv)
On July 1, 2009, Utilipoint issued a Revolving Senior Subordinated Debenture to Knox Lawrence International, LLC. The Debenture provides for payment of interest in the amount of 10% per annum and matures on July 1, 2014.  As of December 31, 2009 and 2008, the balance outstanding was $137,067 and $0, respectively.

Officers and other affiliates of Utilipoint have provided the following financing including:

(i)
On January 1, 2006, Utilipoint issued a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447,106. The Debenture provides for payment of interest in the amount of 12% per annum. The Debenture was due to mature on January 1, 2010 but has been extended through June 30, 2010.  As of December 31, 2009 and 2008, the balance outstanding was $447,106.

(ii)
An unsecured note bearing interest at a variable interest rate (which was 4% at December 31, 2009) and which was due on August 20, 2009 but extended through 2010.  As of December 31, 2009 and 2008, the balance outstanding was $16,309 and $35,070, respectively.

(iii)	An unsecured note bearing interest at 4% per annum which is due on May 4, 2010. As of December 31, 2009 and 2008, the balance outstanding was $5,000.
(iv)	An unsecured note bearing interest at 10% per annum which is due on January 15, 2014. As of December 31, 2009 and 2008, the balance outstanding was $15,000 and $0, respectively.

In accordance with separation agreement with a former executive, a $16,000 note payable which was originally due on September 23, 2009 was restructured on August 1, 2009 in connection with the resignation of the Company executive who holds the note. Per terms of a separation agreement, the former Company executive agreed to an extension of terms in the amount of two installments of $2,000 and $14,000 due December 31, 2009 and January 30, 2010, respectively.  As of December 31, 2009 and 2008, the balance outstanding was $16,000. The balance was paid off as of March 30, 2010.

The unpaid portion ($3,722) of a $9,722 note due June 2, 2009 to the same former Company executive was paid on October 16, 2009.

Interest expense on notes payable and the revolving credit facilities was $86,967 and $61,265 for the years ended December 31, 2009 and 2008, respectively which includes $71,640 and $53,102 of interest to related parties for the years ended December 31, 2009 and 2008 respectively.

The Company's contractual payments of long-term related party borrowings at December 31, 2009 are as follows:

Year	Amount
2010	$484,415
2011	-
2012	108,969
2013	62,500
2014	162,067
Total	$817,951
NOTE 7 - 401(K) PLAN

The Company maintains a defined contribution retirement plan under Internal Revenue Code Section 401(k).  Substantially all regular full time employees are eligible to participate in the plan.  The Company matches each eligible employee’s salary reduction contribution up to a limit of 3%.  The Company’s contributions were $14,204 for the year ended December 31, 2009, and $27,560 and for the year ended December 31, 2008.

NOTE 8 - STOCKHOLDERS’ DEFICIT

In accordance with the reverse merger on August 21, 2009 (refer to Note 1,  Description of Business and Basis of Presentation), an aggregate of 1,348,516 shares with a par value of $.001 of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). This included 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint stock options at the time of the reverse merger were exchanged for 172,597 Midas Medici stock options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

As a result of the reverse merger, all references to common stock, preferred stock, share and per share amounts were retroactively restated to reflect the exchange ratio of 31.96217203 shares of Midas Medici’s Common Stock for 1 share of all of the classes of the Utilipoint’s common stock and preferred stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

Stock Issued and Outstanding – The total number of shares of capital stock which the Company shall have authority to issue is fifty million (50,000,000). These shares shall be divided into two classes with 40,000,000 shares designated as Common Stock at $.001 par value and 10,000,000 shares designated as Preferred Stock at $.001 par value (the “Preferred Stock”). The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors.

Shares issued and outstanding at December 31 were:

	2009	2008
Common Stock issued (*)	2,735,516	2,192,094
Treasury shares held	(425,000)	(808,611)
Common Stock outstanding	2,310,516	1,383,483

(*) including converted retroactive restatement of Series A Preferred Stock.

Preferred Stock Dividends - Prior to the merger transaction, Utilipoint had 21,523 shares of Series A Preferred Stock outstanding and was required to pay preferential cumulative dividends in cash to the holders. This obligation terminated when the Preferred Stock was converted into common stock as part of the merger transaction. Dividends associated with the Series A Preferred Stock were payable as follows:

•
An annual dividend equal to 13% of the original purchase price, payable quarterly on October 31st, January 31st, April 30th and July 31st of each year commencing on October 31, 2007 (the “Quarterly Dividends”). This equated to $34,125 per quarter.

•
Commencing on January 31, 2010, and continuing on the last day of each month thereafter until July 23, 2010, a dividend equal to the monthly payment that would be payable on the Original Purchase Price based on a 24-month amortization schedule using a 13% annual interest rate (the “Monthly Dividends”).  This equated to $49,919 per month.

•
Upon the first to occur of the following: (i) a liquidation of the Company; (ii) a change in control of the Board of Directors of the Company; or (iii) the failure to convert the Series A Preferred Stock to Common Stock by July 23, 2010, a dividend equal to the Original Purchase Price less any portion of the Monthly Dividends that would be allocable to principal if the Monthly Dividends were treated as loan payments (the “Balloon Dividend”).  This equated to an $812,382 Balloon Dividend.

Series A Preferred Stock dividends were cumulative so that, if the Company was unable to pay, or if the Board of Directors failed to declare Series A Preferred Stock dividend for any period, such Series A Preferred Stock dividends nevertheless accrued and were payable in subsequent periods.  Any payment of Series A Preferred Stock dividends by the Company in any period  first were to be applied to any accrued but unpaid Series A Preferred Stock dividends for prior periods, in chronological order, and then to dividends due for that period.

Stated Series A Preferred Stock dividends of $109,958 and $136,500 were declared in 2009 and 2008, respectively.  The Company is in a negative retained earnings position and therefore the dividends were recorded as a reduction in the Additional Paid-in Capital.  The Company would not pay any of the Series A Preferred Stock dividends if, in the opinion of the Board of Directors, the Company was not able to meet its debt obligations or growth initiatives.  For the years ended December 31, 2009 and 2008, dividends declared but not paid totaled $109,958 and $68,250, respectively. As of the conversion date, which is the same as the acquisition date, August 21, 2009 and December 31, 2009, $178,208 of stated Series A Preferred Stock dividends had been paid to the preferred shareholders by Knox Lawrence on behalf of Utilipoint. Refer to Note 13, Related Party Transactions - Utilipoint Preferred Dividends.

The discount resulting from the increasing rate feature of the Series A Preferred Stock dividend represented an unstated dividend cost that was being amortized over the three year period preceding payment of the Balloon Dividend using the effective interest method, by charging the imputed dividend cost against Additional Paid-in Capital.  The total stated dividends, whether or not declared, and unstated dividend cost combined represented a period’s total preferred stock dividend, which was deducted from net income (loss) to arrive at net loss available to common shareholders.

Pursuant to the Merger Agreement, the 21,523 outstanding shares of Series A Preferred Stock were converted to 687,922 Midas Medici common shares (refer to Note 1, Description of Business and Basis of Presentation).

Common Stock Put Options - In conjunction with the July 2007 stock purchase and reorganization, the Company issued a total of 191,390 Common Stock put options to two management stockholders. These agreements gave the management stockholders the right and the option, but not obligation, to sell all of their common shares to the Company through December 31, 2009.  The agreements defined the purchase price of the put based on original purchase price if calendar year 2007 EBITDA exceeded $520,000 or, if the management shareholder was still employed by the Company at December 31, 2008, based on the lesser of the original purchase price or fair market value (“FMV”) as determined by an independent valuation expert.  If the shareholders exercise their options at different times, the FMV first determined would apply to both shareholders.

The Common Stock put options were not exercisable at December 31, 2007 based on 2007 EBITDA.  Both shareholders continued to be employed by the Company at December 31, 2008.  Management estimated the FMV as of December 31, 2008 and 2007 to be the value of the most recent per share purchase price; which was higher than the original purchase price.  Due to the absence of quoted FMV and significant third-party transactions, this estimate was subject to change should better inputs become available.

Cancellation of Common Stock Put Options - On July 26, 2009, per renewal terms of one executive’s employment agreement and on August 1, 2009 per terms of the separation agreement of a different executive, all common stock put options were cancelled.

Common Stock Dividends

The Company may declare dividends on the common stock. There has been no common stock dividends declared as of December 31, 2009. Under the terms of the Loan Agreement with Proficio Bank (refer to Note 6, Notes Payable), the Company is restricted from declaring or paying dividends without the prior written consent of the bank, so long as it may borrow under the Loan Agreement or so long as any indebtedness remains outstanding under the Loan Agreement.

 NOTE 9 - STOCK OPTIONS AND WARRANTS

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

On August 21, 2009, the Company completed an offer to exchange Utilipoint stock options, all of which were granted in 2009, for Midas Medici stock options (the “Exchange”). All previously granted Utilipoint options were exchanged for new Midas Medici options with a lower exercise price on a one-for-thirty two basis. Options for an aggregate of 5,400 shares of Utilipoint’s common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $1.56 per share and vested on grant date. The outstanding Utilipoint options were exchanged for 172,597 Midas Medici options.

On August 21, 2009, we issued options to purchase 45,000 shares of our common stock to employees and one of our directors at an exercise price of $6.00 per share.

On October 26, 2009, we issued options to purchase 7,000 shares of our common stock to an employee at an exercise price of $6.00 per share.

A summary of option activity under the MMGH Plan as of December 31, 2009, and changes during the year then ended is presented below:

		Weighted-Average	Weighted-Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2009	-	$-
Granted	472,097	$2.42
Exercised	-	$-
Forfeited or expired	(15,981)	$1.56
Outstanding at December 31, 2009	456,116	$2.45	5.5	$1,113,480
Expected to vest at December 31, 2009	430,691	$2.39	5.5	$1,070,199
Exercisable at December 31, 2009	161,616	$1.58	5.2	$512,855

The weighted-average grant-date fair value of options granted during the year ended December 31, 2009, was $1.39 and was estimated using the Black-Scholes-Merton option pricing model.  To date, no options have been exercised.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Expected dividend yield	0%
Risk-free rate	1.59%
Expected stock price volatility	103.84%
Expected term (years)	3.1

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

The total value of the stock option awards is expensed ratably over the vesting period of the option. As of December 31, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to December 31, 2009 was approximately $253,881, and the related weighted-average period over which it is expected to be recognized was approximately one (1) year.

The total fair value of options vested during the year ended December 31, 2009 was $158,684. Stock-based compensation in the amount of $301,457 was expensed for the year ended December 31, 2009, and $0 was expensed for the year ended December 31, 2008.

 NOTE 10 - LOSS PER COMMON SHARE

In August 2009, Utilipoint's Series A preferred Shares were converted into 687,922 shares of common stock as part of the merger transaction. Prior to the conversion, the Preferred Shares were not included in the basic or diluted net loss per share since the Company included the impact of the preferred dividends and discount accretion as adjustments to arrive at the net loss applicable to common stockholders during the years ended December 31, 2008 and for the period January 1, 2009 to the date of the merger transaction. After the conversion date, which was the same as the date of the merger, those shares were included in the basic and diluted net loss per share. The written put options issued July 23, 2007 for the purchase of 191,390 shares of Common Stock and any other outstanding options were not included in the computation of diluted net loss per share because the inclusion of such shares would have an anti-dilutive effect on the net loss applicable to common stockholders.

Basic loss per share has been computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock, adjusted as noted above, outstanding during each period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  The following table sets forth the computation of basic and diluted loss per share for years ended December 31:

	2009	2008
Net loss attributable to controlling interest	$(1,496,266)	$(299,689)
Less stated preferred dividends	(109,958)	(136,500)
Less preferred stock discount accretion	(203,109)	(279,353)
Net loss applicable to common stockholders	$(1,809,333)	$(715,542)
Shares used in net loss per share; basic and diluted	1,290,777	679,995
Net loss per share; basic and diluted	$(1.40)	$(1.05)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

(a)             Capital Leases

The Company is obligated under capital leases for computer equipment that expire on various dates through December 2012. The minimum payments for the capital leases in effect at December 31, 2009 are as follows:

Year Ending December 31,
2010	$13,179
2011	6,143
2012	61
19,383
Less amount representing interest	1,615
Present value of minimum lease payments	$17,768

Short term portion	$11,899
Long term portion	5,869
$17,768

Interest on capital leases amounted to $2,671 for the year ended December 31, 2009, and $2,677 for the year ended December 31, 2008.

(b)             Operating Leases

The Company leases buildings and equipment under various operating leases with lease terms ranging from one to three years.  The following is a schedule of the future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2010	$53,788
2011	3,503
$57,291

Rent expense for office space amounted to $132,284 for the year ended December 31, 2009 and $78,164 for the year ended December 31, 2008.

(c)             Litigation

The Company, in the normal course of business, may be subject to claims and litigation.  Management is not aware of any outstanding claims or assessments against the Company that are estimable and likely.

(d)	Stockholder Agreements

The Company had entered into stockholder agreements with its minority stockholders, some of whom are key managers of the Company.  These agreements provided the Company the first right to purchase each stockholder’s shares in the event of a bona fide offer from any persons to purchase shares from the stockholder.  The Company had the right to purchase such shares on the same terms and conditions set forth in any such purchase agreement within sixty days following the Company’s receipt of the notice to purchase.   The agreements contained restrictions on transfer of stock to third parties and clauses on the Company’s right to repurchase terminated shareholders shares for a price equal to the net book value of the shares at the time of termination of employment.  The agreements terminated in conjunction with the merger transaction.

(e)	Employment Agreements

Effective July 16, 2009, we entered into employment agreements with two key executive officers which agreements contain the same terms and provisions. The agreements provide for an initial term of five years which shall be automatically extended for successive one year periods unless terminated.

The employment agreements provide for an annual base salary of $125,000 which shall be increased as follows: (i) to $200,000 on the earlier to occur of the first anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $10,000,000, (ii) to $250,000 on the earlier to occur of the second anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $35,000,000, (iii) to $350,000  on the earlier to occur of the third anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $100,000,000.  In addition, the executives will each be entitled to an annual bonus targeted between 150% to 250% of the base salary during the first 3 years of the term of the Agreements and thereafter, at a target to be determined in good faith by the Company’s board of directors.

In the event of the executives’ death while employed by the Company, the agreements shall automatically terminate and any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after the death. In the event of the executives' death or if the agreement is terminated due to a disability or for cause (as defined in the agreements), any unpaid compensation, prorata bonus or bonus options earned and any amounts owed to the executives shall be paid by us. In addition, if the agreements are terminated due to the disability of the executive, any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after such termination. In the event the executive’s employment is terminated without cause, the executives shall be entitled to receive, in a lump sum payment, the base salary, the maximum bonus and options that would have been paid to the executives if the agreements had not been terminated or for 12 months, whichever is greater. In addition, any unpaid compensation, pro rata bonus or bonus options earned and any amounts owed to the executives shall be paid by us and any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after the termination. In the event of the executives’ resignation without good reason (as defined in the agreement), or retirement, the executives shall be entitled to receive any unpaid compensation, pro rata bonus or bonus options earned and any amounts owed to the executives.

As a method to retain senior management in the event of a change of control, the agreements also provide that upon the closing of a transaction that constitutes a “liquidity event”, as such term is defined in the agreements, each executive shall be entitled to receive a transaction bonus equal to 2.99 times his then current base salary, provided that he remains employed with the Company on the closing of such liquidity event, unless his employment is terminated without cause or he resigns for good reason. Liquidity events include any consolidation or merger, acquisition of beneficial ownership of more than 50% of the voting shares of the Company, or any sale, lease or transfer of all or substantially all of the Company’s assets.

NOTE 12 - CONCENTRATION RISKS

(a)             Credit Concentration

Our demand deposits are placed with major financial institutions.  Management believes the Company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

(b)             Revenue and Accounts Receivable Concentration

Two customers accounted for 25% of revenue for the year ended December 31, 2009 and one customer accounted for 10% of reveneue for the year ended December 31, 2008.  As of December 31, 2009, three customers accounted for approximately 51% of the total outstanding net accounts receivable and as of December 31, 2008 two customers accounted for approximately 38% of the total outstanding net accounts receivable.

NOTE 13 - RELATED PARTY TRANSACTIONS

Revenues

Revenues from KLI were $0 and $10,264 in 2009 and 2008, respectively.

Legal and Consulting Expense

A member of the Board of Directors and a law firm which employs a relative of the Board member were reimbursed for fees in conjunction with operational support during 2008.  Expenses for the Board member and the law firm were $52,500 and $10,864, respectively, of which $25,000 was paid with Common Stock issued to the Board member.

Business Combination Under Common Control

 In July 2009, Utilipoint acquired a controlling interest in The Intelligent Project, LLC (“IP”). The acquisition was accounted for as a combination of entities under common control.

IP was founded on March 10, 2009, by KLI IP Holding, Inc. and David Steele, the current president of Utilipoint and former President of a predecessor Knox Lawrence International, LLC (“KLI”) portfolio company.  Nana Baffour, our CEO, was the managing member of IP prior to the acquisition.  IP’s management committee consisted of Nana Baffour, Johnson Kachidza, David Steele and Ken Globerman, a KLI employee. Prior to the acquisition, David Steele, a managing director of IP was also a senior managing director of Utilipoint.  From inception to when IP was acquired, its operations were funded through loans provided by KLI. Prior to its acquisition, IP was controlled by KLI IP Holding Inc., which held a 75% interest in IP.  KLI IP Holding, Inc. is controlled by Nana Baffour and Johnson Kachidza, who held a 60% interest.

In connection with the acquisition of IP:

1)
Utilipoint entered into a capital commitment agreement with IP for an amount of up to $200,000.  IP will be able to make capital requests on the capital commitment agreement for initial financing.  Utilipoint received a  60% interest in IP as a result of signing the capital contribution agreement. As of December 31, 2009, Utilipoint had provided no capital under the capital commitment agreement.

2)
The existing members of IP will provide services to Utilipoint in exchange for options to purchase an aggregate of 44,747 shares of the common stock of the Company that are fully-vested on the date of grant and that have a strike price equal to the fair market value of the Company’s common stock on the date of grant.  The stock options for the individuals will be granted pursuant to the equity compensation plan that was adopted by the Company effective as of May 1, 2009.  All of the stock options will have a term of five years and a cashless exercise option. The Consulting Agreement provides that KLI IP Holding Inc. will provide consulting services to the Company in connection with the joint business and marketing efforts of the Company and IP.  In exchange for its services KLI IP Holding Inc. received Company stock options.

The Stock Options Agreement provides that, in consideration of the services being provided to the Company by IP and KLI IP Holding Inc., the Company shall issue stock options in such amounts as set forth below.  The stock options will be fully-vested upon issuance and will have an exercise price equal to the fair market value of the Company Common Stock on the grant date ($1.56).  The stock options will have a term of five years and a cashless exercise option.

•	KLI IP Holding Inc. – options to purchase 27,168 shares

•	IP management shareholders – options to purchase 17,579 shares

In accordance with the merger, the above outstanding Utilipoint options were exchanged for Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009.

3)	The Company will provide certain management services to IP in exchange for reasonable compensation.
4)
For a period of two (2) months ending September 1, 2009, KLI will agree to purchase up to $100,000 of the common stock of the Company at a per share purchase price of $1.56 per share. KLI will also agree to lend up to $100,000 pursuant to a Revolving Senior Subordinated Debenture for a period of five (5) years ending July 1, 2014.

Utilipoint Management Fees

Effective with the acquisition of Utilipoint, management fees to Knox Lawrence of $25,000 per quarter are no longer applicable.  At December 31, 2009 and 2008, outstanding management fees of $113,978 and $50,000 are due to Knox Lawrence, respectively.

Utilipoint Preferred Dividends

The net assets of Utilipoint acquired by the Company on August 21, 2009 included preferred dividends payable to Knox Lawrence. Knox Lawrence assumed the obligation to pay the preferred dividends to UTP International, LLC (“UTPI”) on Utilipoint’s behalf as per the former Utilipoint preferred shareholders’ agreement. Utilipoint’s obligation for preferred dividends therefore became an obligation to Knox Lawrence. At December 31, 2009, outstanding dividends payable of $178,208 are due to Knox Lawrence.

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

Incurred and allocated expenses related to office rent, office services and professional fees for the year ended December 31, 2009 were $404,704 for which the Company reimbursed Knox Lawrence $173,300. The balance of $267,404 at December 31, 2009 is a component of "Accrued Expenses" on the consolidated balance sheets. The expenses are a component of “Selling, general and administrative” operating expenses on the consolidated statements of operations and comprehensive loss.

NOTE 14 - INCOME TAXES

 Utilipoint International, Inc. is a C-corporation, cash basis taxpayer.   The Intelligent Project LLC has elected to be treated under the Internal Revenue Code as a Partnership.  Accordingly, all income taxes relating to their profits and losses are the responsibility of the members.  Utilipoint, s.r.o., is established in the Czech Republic and incurs corporation income taxes at the rate of approximately 20%.

As a result of operating losses incurred for tax purposes, the Company has no current liability for federal or state income taxes in those years (other than minimum state taxes due regardless of income).

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2009	2008
Federal tax at statutory rates	$(537,570)	$(114,071)
State tax at statutory rates	(89,776)	(20,130)
Increase in tax due to:
Nondeductible expenses	7,013	6,988
Change in deferred tax asset valuation allowance	607,574	35,531
Effect of difference between statutory rates and
graduated rates used to calculate deferred taxes	-	50,533
Other	13,779	5,334
Income tax expense (benefit)	$1,020	$(35,815)

Deferred income taxes reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their basis for financial reporting purposes.  Temporary differences giving rise to the deferred tax assets and liabilities relate in part to accrual-to-cash adjustments, as the Company follows the accrual basis of accounting for financial reporting but the cash basis for tax purposes.  Deferred tax assets arise from net operating losses, and from temporary differences in depreciation and amortization and from equipment leases capitalized on the financial statements but treated as operating leases for tax purposes.  A deferred tax liability arises from the net income of a wholly owned foreign corporation (Utilipoint s.r.o.), which becomes taxable in the United States upon repatriation of the funds.  Deferred tax assets and liabilities were calculated using the graduated rates anticipated in the years tax assets and liabilities are anticipated to reverse.  The reversal of timing differences requires significant estimation; accordingly, deferred tax assets and liabilities may reverse at tax rates significantly different than anticipated.

As a result of net losses incurred and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its deferred tax asset.  If in the future the Company were to determine that it would be able to realize its deferred tax assets in excess of its net recorded amount, an adjustment would increase income in such period or, if such determination were made in connection with an acquisition, an adjustment would be made in conjunction with the allocation of the purchase price.

At December 31, 2008 and 2007 the significant components of the Company’s deferred tax assets and liabilities were:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$257,350	$12,012
Accrual to cash adjustments	120,583	53,980
Stock based compensation	271,637	-
Depreciation and amortization adjustments	56,648	29,360
Leases not capitalized for tax purposes	-	3,292
Total deferred tax assets	706,218	98,644
Valuation allowance	(706,218)	(98,644)
Total deferred tax assets net of valuation allowance	$-	$-

Deferred tax liabilities:
Accrual to cash adjustments	$-	$-
Wholly owned foreign corporation	-	(1,057)
Total deferred tax liability	$-	$(1,057)

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $643,000 will expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the net operating loss carryforward was deemed to be $218,748. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

 NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2008, the financial liability measured at fair value consisted of Common Stock put options.  The fair value was based on recent related party transactions which approximate the original purchase price and falls within the Level 3 hierarchy of Fair Value Measurements.

The Common Stock put options are reflected as a liability with a corresponding reduction to equity.  The amount recorded at December 31, 2008 was $269,000.  On July 26, 2009, per renewal terms of one executive’s employment agreement and on August 1, 2009 per terms of the separation agreement of a different executive, all common stock put options were cancelled.

The following is a reconciliation of the common stock put option liability for which Level 3 inputs were used in determining fair value:

Beginning balance at December 31, 2008	$269,000
Put options cancelled	(269,000)

Ending balance at December 31, 2009	$-

 NOTE 16 - SUBSEQUENT EVENTS

Public Offering of 256,000 shares – On February 22, 2010, the Company completed a firm commitment public offering of 256,000 shares of our common stock. Certain of our affiliates converted outstanding debt of up to $250,000 in the offering, pursuant to which they purchased shares of our common stock at the public offering price of $5.00, which constitute part of the 256,000 shares sold in the offering. For more information please refer to the prospectus as filed with the Securities and Exchange Commission on February 17, 2010.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on that evaluation and due to the lack of segregation of duties and our recent restatement of the Company’s unaudited condensed consolidated financial statements for the three months and nine month periods ended September 30, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We intend to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                                Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our directors and executive officers, and their positions with us:

Name	Age	Position
Nana Baffour	37	CEO, Co-Executive Chairman, Director and CEO of Utilipoint

Johnson M. Kachidza	43	CFO, President, Co-Executive Chairman and Director

Frank Asante-Kissi	38	Vice-President and Chief Administrative Officer

Ken Globerman	40	Senior Vice-President

David Steele	54	President of Utilipoint

Stephen Schweich	50	Director

Albert Keith Gordon	37	Director

Directors and Executive Officers

Nana Baffour, CEO, Co-Executive Chairman and Director

Mr. Baffour, 37, was appointed to serve as our President and a Director in May 2009. On July 16, 2009, Mr. Baffour was appointed as our CEO and Co-Executive Chairman. Since 2004, Mr. Baffour has been a Managing Principal and Co-Founder of Knox Lawrence International, LLC (“KLI”) an energy services investment company that has completed over $600 million in acquisitions to date. He is currently Executive Chairman of Consonus Technologies, Inc. a technology company he co-founded in 2005 and grew from start-up to over $100 million in revenues. He has led acquisitions, integrations, and held operating roles including executive chairman, president, and CEO for different energy services companies during his tenure at KLI. Mr. Baffour currently serves as Board Member of Dearborn Mid-West Conveyor Co. and Utilipoint International as well as Chair of the Advisory Board of the University of Utah Opportunity Scholars Program.

From 2000 to 2004, Mr. Baffour was an investment banker at Credit Suisse First Boston in Europe and the US, where he was directly involved in billions of dollars of M&A and financing transactions for utilities, including clean energy companies and did the first capital markets wind financing transaction. Mr. Baffour started his career in finance as a Credit Analyst for CIT Group from 1996 to 1998 and was an equity portfolio analyst at Standard and Poor’s from 1998 to 2000. Mr. Baffour received his MBA from New York University’s Stern School of Business, a Master of Science in Economics from University of North Carolina at Charlotte and a Bachelor of Arts Degree in Economics from Lawrence University. Mr. Baffour is a Chartered Financial Analyst.

Mr. Baffour’s experience in the financial sector and energy industry, leadership skills and experience as Founder, Chairman and Chief Executive Officer of few companies, among other factors, led the Board to conclude that he should serve as a director.

Johnson Kachidza, Chief Financial Officer, President, Co-Executive Chairman, Secretary and Director

Mr. Kachidza, 43, was appointed to serve as our Secretary and a Director in May 2009. On July 16, 2009, Mr. Kachidza was appointed as President and Co-Executive Chairman. Effective November 2, 2009, Mr. Kachidza was appointed as our Chief Financial Officer. Since 2002, Mr. Kachidza has been a Managing Principal and Co-Founder of Knox Lawrence International, LLC (“KLI”), an energy services investment company that has completed over $600 million in acquisitions to date. He is currently Executive Chairman of Dearborn Midwest Conveyor Co., Inc., a provider of pollution control systems to the power and automotive industries. During his tenure at KLI, Mr. Kachidza co-founded Consonus Technologies, Inc. in 2005 and has led acquisitions, integrations, and held operating positions, including Executive Chairman, President, and CEO for different energy services companies. Mr. Kachidza currently serves as a board member of Consonus Technologies, Utilipoint International and Transactis, Inc. He is also on the Board of Directors of Shared Interest, a non-profit organization focused on micro-lending.

From 1997 to 2001, Mr. Kachidza was an investment banker at Merrill Lynch and JP Morgan Chase, where he was directly involved in billions of dollars of M&A and debt and equity financing transactions in the energy sector. Mr. Kachidza began his career as a project engineer at General Electric from 1991 to 1995 and holds US patent #5686795 for an innovative fluorescent lamp design. Mr. Kachidza received his MBA from University of Chicago Booth School of Business, a Master of Science in Materials Engineering from University of Illinois at Urbana-Champaign and a Bachelor of Arts Degree in Chemistry from Knox College.

Mr. Kachidza’s financial and investment experience, and experience as Founder, Chairman and Chief Executive Officer of different energy services companies, among other factors, led the Board to conclude that he should serve as a director.

Frank Asante-Kissi, Chief Administrative Officer

Mr. Asante-Kissi was appointed to serve as our Vice-President in May 2009. In July 2009 Mr. Asante-Kissi was appointed as Chief Administrative Officer. Since March 2008, Mr. Asante-Kissi has served as Chief Operating Officer and as a consultant since March 2003 of Knox Lawrence International, an energy services investment company that has completed over $600 million in acquisitions to date since March 2008.

Mr. Asante-Kissi has over 10 years experience in business performance management, process improvement and operational efficiency.  Mr. Asante-Kissi was Senior Business Analyst at Citigroup from January 2002 through March 2008. While at Citigroup, Mr. Asante-Kissi led several process improvement and performance management initiatives including industry benchmarking.  Mr. Asante-Kissi began his career as a software developer prior to joining Citigroup.

Mr. Asante-Kissi received his MBA from Rensselaer Polytechnic Institute’s Lally School of Management and Technology (RPI) and a Bachelor of Arts Degree in Mathematics and Computer Science from Lawrence University.

Ken Globerman, Senior Vice-President

Mr. Globerman was appointed to serve as our Senior Vice President in July 2009.  Since 2003, Mr. Globerman has served as Vice President of Knox Lawrence International, an energy services investment company that has completed over $600 million in acquisitions to date. Mr. Globerman serves as a Board observer for Consonus Technologies, Dearborn Mid-West Conveyor Co., Utilipoint International and Transactis, Inc., working with executive management to oversee business operations, develop business strategy, execute external financings and mergers & acquisitions.  Mr. Globerman also co-founded and serves as Executive Chairman of KLI’s Africa Business Plan Competition, an annual MBA focused competition geared towards encouraging entrepreneurship to support development in Africa.  Prior to joining KLI, Mr. Globerman spent more than 6 years at WPP’s media investment firm, MediaEdge (former division of Young & Rubicam Advertising). As Associate Media Research & Planning Director for MediaEdge, he was responsible for managing Fortune 500 media client relationships and business development in the consumer packaged goods, media and pharmaceutical sectors. He also served as an integral member of the firm’s new business development team and actively participated in the formation of the firm’s online media planning division, DigitalEdge.  Mr. Globerman received a MBA in Finance and Management from New York University’s Stern School of Business, where he was elected Stern Scholar, Research Fellow and served as Teaching Assistant to Professor Aswath Damodaran of Stern’s Finance Department.  Mr. Globerman also holds a BS in Applied Mathematics / Operations Research from Carnegie Mellon University.

David Steele – President of Utilipoint

Effective August 12, 2009, Dave Steele was appointed President of Utilipoint. Mr. Steele has served as Senior Managing Director and Chief Operation Officer of Utilipoint since May 2009.  Mr. Steele has extensive executive experience in both growth and turnaround assignments. With over 30 years of experience in the energy space, he has held broad officer roles in both public utility and service organizations. His international experience includes Executive Vice President & General Manager; North America for Vertex Data Science, a UK based business process outsourcing company from May 2007 to May 2008.  In this role he managed over 1,200 employees in the US and Canada leading a growth and turnaround effort funded by a New York based private-equity consortium. Steele led a $45M direct cost-out initiative, developed and led the execution of the first comprehensive sales & marketing plan for North America, and established new key relationships with industry partners and clients.  Prior to this, he was Vice Chairman and CEO of IEI Financial Services from April 2004 to May 2007. In this role, he led a 40% per annum growth for three consecutive years, and a full operational turnaround while becoming the 27th J.D. Power and Associates certified Customer Operations Center in the US, and the first business process outsourcer to be certified.

Mr. Steele is an award winning faculty member at Indiana University’s Kelley School of Business where he has taught for 12 years. Currently, he is lecturing a course in entrepreneurship.  Mr. Steele holds a B.S. in Business Economics and Public Policy from Indiana University.

Stephen Schweich – Director

Stephen Schweich was appointed to our Board of Directors in July 2009. Mr. Schweich is a Managing Director of Mooreland Partners, an investment banking advisory firm with offices in London, New York and San Francisco. In 1996, Mr. Schweich established the European division of the San Francisco-based investment bank Robertson Stephens International (RSIL). Mr. Schweich served as CEO of RSIL where he was responsible for the firm’s investment banking and equity sales & trading operations with offices in London, Munich and Tel Aviv. During the 1996-2002 period, Stephen was involved in over 40 equity capital markets transactions in Europe. During 1998-2001, Mr. Schweich served on the Board of Directors of EASDAQ, the pan-European stock exchange based in Brussels. Prior to 1996, Mr. Schweich was a sell-side equity research analyst for over 11 years. From 1987 to 1993, Mr. Schweich was a Senior Analyst with Alex Brown & Sons in Baltimore, where he founded the firm’s environmental practice, and became one of the leading waste services and pollution control technology analysts in the US. Mr. Schweich covered a broad range of related sectors including: hazardous & solid waste services, clean energy (geothermal, solar and wind power), water & wastewater treatment, site remediation (asbestos, groundwater, soil), air pollution control, recycling (metal, plastic, solid waste), and industrial services.

Mr. Schweich began his business career in New York with Booz Allen & Hamilton, the management consulting firm.

Mr. Schweich is currently a Director of Credo Capital LLC, a US equity fund management company, and an Advisory Board member at Cypak AB (Sweden) and Global Bay Mobile Technologies (US). Mr. Schweich is a graduate of Amherst College (1981) and the Harvard Business School (1985), and received a CEP degree from L’Institut d’Etudes Politiques de Paris (1980).

Mr. Schweich’s financial and investment experience, experience on board of directors and advisory boards of other companies, and related industry experience, among other factors, led the Board to conclude that he should serve as a director.

Albert Keith Gordon – Director

Effective March 18, 2010, the Company appointed Albert Keith Gordon as a member of its Board, and as the Chairman of the Audit Committee of the Board. Mr. Gordon most recently worked at Equity Residential, one of the country’s largest owners and operators of apartments (founded by Sam Zell), in the investments group. There, his focus was on completing acquisitions, dispositions and asset management. Before Equity Residential, he was a founding partner of New City Ventures LLC, an owner and operator of over 100 apartment units in the St. Louis and New York metropolitan areas. In addition, he worked in Fannie Mae’s multi-family capital markets group where he participated in purchasing over $12 billion in multi-family debt.

Mr. Gordon began his career in the Investment Banking Group at JP Morgan Chase where he worked for over six years focusing on mergers, acquisitions, leverage buyouts and real estate. He completed over $3 billion in transactions and worked in its New York and Johannesburg, South Africa offices.

Mr. Gordon, a St. Louis, Missouri native, received his M.B.A. from Harvard Business School and holds a bachelor’s degree in B.A. from Howard University in Washington, D.C.

Mr. Gordon’s experience in finance and as a Co-Founder of an entrepreneurial venture, among other factors, led the Board to conclude that he should serve as a director.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Mr. Baffour and Mr. Kachidza have served as our Co-Executive Chairman since July 2009. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Involvement in Certain Legal Proceedings
To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, including our principal executive officer, principal financial officer and persons performing similar functions. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment.  The Company will provide a copy of the Code of Business Conduct and Ethics to any person , without charge, upon request to Frank Asante-Kissi, Chief Administrative Officer, Midas Medici Group Holdings, Inc., 445 Park Avenue, 20th Floor, New York, NY 10022.

Director Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. Currently, no compensation is paid to our directors for services rendered to us as directors. However, at the closing of the merger, Stephen Schweich, a director, was awarded options to purchase 10,000 shares of the Company’s common stock at an exercise price of $6.00 per share.

Audit Committee Financial Expert

None of our independent audit committee members are "audit committee financial experts" under rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that: Form 3s were not timely filed for UTP International, LLC and Knox Lawrence International, LLC, and Form 4s were not timely filed for Nana Baffour and Johnson Kachidza. These Form 3s and Form 4s have since been filed.

Changes in Nominating Procedures

None.

Item 11.  Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by each person acting as our Principal Executive Officer, Principal Financial Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 (together, the “Named Executive Officers”).

Summary compensation table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nana Baffour	2009	57,293	0	0	129,046	0	0	0	186,339
CEO and Co-Executive Chairman (1)	2008	0	0	0	0	0	0	0	0

Johnson Kachidza	2009	57,293	0	0	129,046	0	0	0	186,339
CFO, President and Co-Executive Chairman (2)	2008	0	0	0	0	0	0	0	0

(1) Effective May 15, 2009, Mr. Baffour was appointed as President. Subsequently on July 16, 2009, Mr. Baffour was appointed CEO, and Co-Executive Chairman
(2) Effective May 15, 2009, Mr. Kachidza was appointed as Secretary. Subsequently on July 16, 2009, Mr. Kachidza was appointed President and Co-Executive Chairman. In addition, on November 2, 2009, Mr. Kachidza was appointed as Chief Financial Officer.

Employment Agreements

Effective July 16, 2009, we entered into employment agreements with Nana Baffour and Johnson Kachidza which agreements contain the same terms and provisions. The agreements provide for an initial term of five years which shall be automatically extended for successive one year periods unless terminated. Pursuant to the employment agreements Messrs. Baffour and Kachidza will devote at least 65% of their time to the Company’s business.

The employment agreements provide for an annual base salary of $125,000 which shall be increased as follows: (i) to $200,000 on the earlier to occur of the first anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $10,000,000, (ii) to $250,000 on the earlier to occur of the second anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $35,000,000, (iii) to $350,000  on the earlier to occur of the third anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $100,000,000.  In addition, the executives will each be entitled to an annual bonus targeted between 150% to 250% of the base salary during the first 3 years of the term of the Agreements and thereafter, at a target to be determined in good faith by the Company’s board of directors. The executives will also be entitled to grant of bonus stock under the Company’s incentive stock option, on an annual basis. The Company also agreed to grant each of the executives, options to purchase 100,000 shares of the Company’s stock as soon as practicable. The options are exercisable at a price of $2.31 and become fully vested on the first anniversary of the grant.

In the event of the executives’ death while in our employ, the agreements shall automatically terminate and any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after the death. In the event of the executives death or if the agreement is terminated due to a disability or for cause (as defined in the agreements), any unpaid compensation, prorata bonus or bonus options earned and any amounts owed to the executives shall be paid by us. In addition, if the agreements are terminated due to the disability of the executive, any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after such termination. In the event the executive’s employment is terminated without cause, the executives shall be entitled to receive, in a lump sum payment, the base salary, the maximum bonus and options that would have been paid to the executives if the agreements had not been terminated or for 12 months, whichever is greater. In addition, any unpaid compensation, pro rata bonus or bonus options earned and any amounts owed to the executives shall be paid by us and any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after the termination. In the event of the executives’ resignation without good reason (as defined in the agreement), or retirement, the executives shall be entitled to receive any unpaid compensation, pro rata bonus or bonus options earned and any amounts owed to the executives

As a method to retain senior management in the event of a change of control, the agreements also provide that upon the closing of a transaction that constitutes a “liquidity event”, as such term is defined in the agreements, each executive shall be entitled to receive a transaction bonus equal to 2.99 times his then current base salary, provided that he remains employed with the Company on the closing of such liquidity event, unless his employment is terminated without cause or he resigns for good reason. Liquidity events include any consolidation or merger, acquisition of beneficial ownership of more than 50% of the voting shares of the Company, or any sale, lease or transfer of all or substantially all of the Company’s assets.

The agreements also contain standard non-solicitation, non-competition and indemnification clauses.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Nana Baffour	0	100,000	0	2.31	07/27/2014	0	0	0	0

Johnson Kachidza	0	100,000	0	2.31	07/27/2014	0	0	0	0

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2009 in the director's capacity as director.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Nana Baffour	0	0	0	0	0	0	0
Johnson Kachidza	0	0	0	0	0	0	0
Stephen Schweich	0	28,199	0	0	0	0	28,199
Frank Henson	0	0	0	0	0	0	0
Albert Keith Gordon	0	0	0	0	0	0	0

(1) Effective May 15, 2009, Mr. Baffour was appointed to the Board. Effective May 30, 2009, Mr. Kachidza was appointed to the Board. Mr. Schweich was appointed to the Board on July 29, 2009. Mr. Henson resigned as a Director of Midas Medici Group Holdings, Inc. on March 18, 2010. Mr. Gordon was appointed to the Board on March 18, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 2, 2010, by:

·	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
·	each of our officers and directors; and
·	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after February 2, 2010 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 2,566,516 shares of common stock outstanding as of March 30, 2010.
Unless otherwise indicated, the address of each individual named below is the address of our executive offices in New York, New York.

Name and Address of Beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Nana Baffour (1)	1,161,734	44.8%
Johnson M. Kachidza (2)	1,161,734	44.8%
Frank Asante-Kissi (3)	80,305	3.1%
Stephen Schweich	93,000	3.6%
Albert Keith Gordon	-	0.0%
Frank Henson (4)	-	0.0%
UTP International, LLC (5)	687,922	26.8%
Knox Lawrence International, LLC (6)	120,113	4.7%
B.N. Bahadur (7)
c/o BKK, Ltd. 400 Galleria Office Centre, Suite 400, Southfield, MI 48034	166,876	6.5%
David Steele (8)	9,589	0.4%
All directors and executive officers as a group (6 persons)	1,671,159	64.2%
* Less than 1%

(1)
Includes (a) 120,113 shares held by Knox Lawrence International, LLC, (b) 687,922 shares held by UTP International, LLC, (c) 27,168 shares underlying an option held by KLI IP Holding, Inc., to purchase shares of the Company issued at the closing of the acquisition of Utilipoint which is currently exercisable at a price of $1.56 per share and (d) 326,531 held by Mr. Baffour. Does not include shares underlying an option to purchase 100,000 shares of common stock of the Company which becomes vested on July 27, 2010.

(2)
Includes (a) 120,113 shares held by Knox Lawrence International, LLC, (b) 687,922 shares held by UTP International, LLC, (c) 27,168 shares underlying an option held by KLI IP Holding, Inc., to purchase shares of the Company issued at the closing of the acquisition of Utilipoint which is currently exercisable at a price of $1.56 per share and  (d) 326,531 held by Mr. Kachidza. Does not include shares underlying an option to purchase 100,000 shares of common stock of the Company which becomes vested on July 27, 2010.

(3)	Does not include shares underlying an option to purchase 20,000 shares of common stock of the Company which becomes vested on July 27, 2010.
(4)	Nana Baffour, our CEO and Johnson Kachidza hold the power to vote and dispose of the shares of UTP International, LLC.
(5)	Nana Baffour, our CEO and Johnson Kachidza hold the power to vote and dispose of the shares of Knox Lawrence International.
(6)	Includes 85,243 shares held by The Bahadur Family Foundation, Mr. Bahadur holds the power to vote and dispose of the shares of The Bahadur Family Foundation.
(7)
Represents shares underlying an option to purchase 9,589 shares of common stock of the Company which are vested. Does not include options to purchase 25,000 shares of the company’s common stock at an exercise price of $6.00 per share which were granted to Mr. Steele at the closing of the merger on August 21, 2009, which vest on the first anniversary of the grant.

Item 13.  Certain Relationships And Related Transactions, and Director Independence

Certain Relationships and Related Transactions

I.           Effective July 23, 2007, Utilipoint and Knox Lawrence International, LLC entered into a management agreement (the “Management Agreement”) pursuant to which Knox Lawrence International, LLC provides management, consulting and financial services to Utilipoint for a period of one year with automatic annual renewals unless terminated by either party. The Management Agreement provides for annual compensation of $100,000, which payment may be deferred if after such payment the Company shall not have sufficient liquidity to pay its obligations, including dividends on its Series A Preferred Stock. Knox Lawrence International, LLC. directly and indirectly through a subsidiary owns a controlling interest in Utilipoint. Effective upon completion of the Utilipoint acquisition, the management agreement was terminated. As at the date of the filing of this report, Utilipoint owes an aggregate of $113,978, in accrued and unpaid management fees and expenses to Knox Lawrence International, LLC.  Nana Baffour, our CEO, and Johnson Kachidza, our President, are the managing principals of Knox Lawrence International, LLC.

II.           Prior to the change in control of the Company which occurred on May 15, 2009 with the consummation of the Purchase Agreement between Mondo Management Corp. and Midas Medici (an entity that changed its name to Midas Medici Group Inc. and was subsequently dissolved on May 22, 2009), Mondo Management was the sole shareholder of the Company. Mondo Management acquired 1,000,000 shares of the Company’s common stock at a purchase price of $.0175 per share, for an aggregate purchase price of $17,500 and may be deemed to be the Company’s initial promoter. The former officers, directors, and stockholders of the Company prior to the consummation of the Purchase Agreement are members of Sichenzia Ross Friedman Ference LLP, our counsel. Accordingly, the members of Sichenzia Ross Friedman Ference LLP were our initial promoters.

Effective May 15, 2009, Midas Medici Group purchased all of the shares of the Company which was held by Mondo Management, the then sole shareholder of the Company, in consideration of the aggregate amount of $75,000. Mondo Management retained no interest in the Company. Upon consummation of the purchase of the shares of Mondo Management by Midas Medici Group, the officers and directors of Mondo Management resigned their positions and Nana Baffour was appointed as President and a Director, Frank Asante-Kissi was appointed Vice-President and Johnson M. Kachidza was appointed Secretary. Subsequently, on May 30, 2009, Mr. Kachidza was appointed as a Director. Midas Medici Group upon its dissolution on May 22, 2009 distributed the 1,000,000 shares of the Company to its then existing stockholders, Nana Baffour, Johnson Kachidza, Frank Asante-Kissi and B.N Bahadur.  Mondo Management did not retain any share ownership after the change of control.

III.           On January 15, 2009, Utilipoint issued a Senior Subordinated Debenture to Knox Lawrence International, LLC in the principal amount of $10,000. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014. The outstanding balance on the Debenture as of the date hereof is $10,000. Also, on December 31, 2008, Utilipoint issued a Senior Subordinated Debenture to Knox Lawrence International, LLC in the principal amount of $62,500. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2013. The outstanding balance on the Debenture as of February 2, 2010 is $62,500. Nana Baffour, our CEO, and Johnson Kachidza, our President, are the managing principals of Knox Lawrence International, LLC.

IV.            On June 30, 2009, the Intelligent Project, LLC issued a promissory note to KLI IP Holding, Inc. in the amount of $108,969. Interest on this note accrues at an annual percentage rate of 5%. The note matures on June 30, 2012.

V.              On July 1, 2009, in connection with Utilipoint’s acquisition of its 60% owned subsidiary, The Intelligent Project, LLC (“IP”), Utilipoint entered into the following agreements:

(A) a Capital Commitment Agreement (the “Capital Agreement”) pursuant to which Utilipoint committed to contribute up to $200,000 to IP, as may be requested by IP, but in no event not in excess of $25,000 in any single request. The parties contemplate that the capital contributions under the Capital Agreement may be satisfied by capital contributions which KLI intends to make to Utilipoint in the amount of $200,000 and therefore any failure by Utilipoint to make a capital contribution to IP because it has not received sufficient funds from KLI will not constitute a default under the Capital Agreement.

(B) a Management Services Agreement with IP pursuant to which Utilipoint will provide management services and provide consultants to assist IP with IP projects.  The services will include, but are not limited to:  (i) assisting in the preparation of annual budgets, (ii) providing sales, marketing and strategic services, (iii) assisting IP with complying with reporting requirements under any financing agreements, (iv) providing legal, human resources, loss prevention and risk management services; (v) providing receivables collection services, cash management services and payroll services, (vi) any other service performed or expenses incurred by UtiliPoint for IP in the ordinary course of business.  In addition, under the Management Service agreement, Utilipoint is authorized to make payments to creditors of IP on its behalf and to collect receivables on behalf of IP; provided Utilipoint has assurance that the necessary funds for discharge of any liability or obligation will be provided by IP.

Management services will be charged to IP based on the actual expenses incurred by Utilipoint, and consultants will be charged at the same rate that Utilipoint charges to subcontract its consultants to third parties.

Utilipoint will also pay all salaries and benefits for certain employees of IP who will also provide services to Utilipoint, which will initially include David Steele and Peter Shaw.  The Management Services Agreement has a two-year term, and, thereafter, automatically renews for one-year terms.  It may be cancelled by either party on 60 days prior written notice.

(C) an Agreement to be Bound to the Limited Liability Agreement of IP. The IP LLC Agreement provides that Net Cash Flow will be distributed as follows: first, contributed capital will be returned to the members on a pro rata basis (based on the amount of capital contributed), and, thereafter, Net Cash Flow will be distributed to the members on a percentage ownership basis.  Utilipoint’s percentage ownership immediately after the execution of the agreement by Utilipoint will be 60%.

The Limited Liability Company Agreement also provides that IP will be managed by a Management Committee, who, after the Utilipoint transaction, initially, will be: Nana Baffour, Johnson Kachidza, Ken Globerman and David Steele.  The Members have no power or authority to manage the affairs of the company.

The Limited Liability Company Agreement further provides for restrictions on the transfer of Company Interests (only to Permitted Transferees) and provides that the Members holding a majority of the Company Interests may drag-along the minority members in the event of a Sale of the Company.

(D) a Consulting Agreement which provides that KLI IP Holding Inc. will provide consulting services to Utilipoint in connection with the joint business and marketing efforts of Utilipoint and IP.  The agreement has a term of 24 months and may be terminated by either party upon 90 days advance written notice.  In exchange for its services KLI IP Holding, Inc. will receive an option to purchase 850 shares of common stock of Utilipoint, which options were converted at the closing of the Utilipoint Acquisition into options to purchase 27,168 shares of common stock of Midas Medici, at an exercise price of $1.56 per share.   The options are exercisable for a term of 5 years through August 21, 2014 and are fully vested. If KLI IP Holding, Inc. terminates the agreement without cause within its first year, any unexercised options held KLI IP Holding, Inc. will terminate.

(E) a Revolving Senior Subordinated Debenture which provides that KLI may loan up to $100,000 to Utilipoint.  The debenture has a term of 5 years and pays interest at a rate of 10% per annum.  Accrued interest and unpaid interest is payable monthly (the parties can agree to mutually defer interest payments), and the unpaid principal amount is due on the five-year anniversary of the debenture.  The debenture is subordinate to all indebtedness, liabilities and obligations of Utilipoint to any financial institution.

(F) a subscription agreement pursuant to which KLI agreed to purchase up to $100,000 of the common stock of the Company at a per share purchase price of $50.00 per share for a period of up 2 months through September 1, 2009. KLI did not purchase any shares under the subscription agreement.

VI.         On July 29, 2009, the Company entered into return to treasury agreements with its stockholders at that time, Nana Baffour, Johnson Kachidza, Frank Asante-Kissi and B.N. Bahadur, resulting in the return to treasury of an aggregate of 425,000 shares of the Company’s common stock which resulted in the reduction of the Company’s issued and outstanding shares from 1,305,000 to 880,000. The return of shares to treasury was done in proportion to each stockholder’s ownership interest in the Company with no resulting change in their percentage ownership of each stockholder.

VII.        On August 21, 2009, Midas Medici completed a reverse merger transaction with Utilipoint International, Inc. (“Utilipoint”), a New Mexico Corporation, which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The merger was effected pursuant to Agreement and Plan of Merger (the “Merger Agreement”) dated August 10, 2009 by and among the Company, Utilipoint International, Inc. and Utilipoint Acquisition Co. Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the merger and as of September 30, 2009, an aggregate of 2,310,516 shares of common stock are issued and outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.  Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International, LLC, stockholders of Utilipoint, received an aggregate of 889,444 shares of our common stock and options to purchase 27,168 shares of our common stock at the closing of the merger in exchange for 27,828 shares of Utilipoint and 850 options of Utilipoint. Prior to the merger, Knox Lawrence International, LLC, owned 6,305 shares (14.9%) of Utilipoint of which 4,855 were acquired on July 23, 2007, 1,250 were acquired on December 31, 2008 and 200 were acquired on January 15, 2009.  KLI IP Holding, Inc. owned 0 shares or 0% of Utilipoint and UTP International, LLC owned 21,523 preferred shares (51%) of Utilipoint which were acquired on July 23, 2007.  At the closing of the merger, the preferred shares were converted into common shares (51% of Utilipoint) at a ratio of one preferred share for one common share.  In exchange for their shares of Utilipoint, each of Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International, LLC received, 201,522 shares, 0 shares and 687,922 shares of Midas Medici, respectively, in connection with the acquisition of Utilipoint by Midas Medici. KLI IP Holding, Inc. received 27,168 options to acquire shares of Midas Medici at the closing of the merger. Each of KLI IP Holding and UTP International has no operations and their sole business is their current ownership of our shares acquired at the closing of the merger. UTP International, LLC is a wholly owned subsidiary of Knox Lawrence International, LLC.  Prior to the merger, Knox Lawrence International and its affiliates owned an aggregate of 65.9% of Utilipoint and upon the consummation of the merger owns 38.5% of Midas Medici, which in turn owns 100% of Utilipoint. Nana Baffour, our CEO and Johnson Kachidza, our President and CFO are co-founders and Managing Principals of Knox Lawrence International. Nana Baffour, our CEO and Johnson Kachidza, our President are the principal shareholders of Knox Lawrence International, LLC, KLI IP Holding, Inc. and each own 373.5 membership units or 37.35% of Knox Lawrence International, LLC, 150 shares or 30% of KLI IP Holding, Inc., no membership units or 0% of UTP International, LLC and have an indirect ownership in UTP International, LLC through Knox Lawrence International, LLC.

At the closing of the Merger, we also issued options to purchase 25,000 shares of our common stock to David Steele, President of Utilipoint and options to purchase 10,000 of our common stock each to Peter Shaw, Managing Director of The Intelligent Project, LLC ("IP") and Stephen Schweich, our director.

Knox Lawrence International, LLC and its affiliates have had a close relationship with Utilipoint through their ownership interests and by virtue of the involvement of Messrs Baffour and Kachidza, who in addition to serving as our CEO and President, respectively, are also Managing Members of Knox Lawrence International, LLC and control KLI IP Holding, Inc. and UTP International, LLC.
Since the acquisition of Utilipoint stock by Knox Lawrence International, LLC and its affiliates in July 2007, Knox Lawrence International, LLC has provided financing to Utilipoint including:

(i)	a 10% $62,500 note due on December 31, 2013
(ii)	a 10% $10,000 note due on January 15, 2014

(iii)	a 5% $108,969 promissory note issued by IP due on June 30, 2012
(iv)	payment of dividends on behalf of Utilipoint in the amount of $178,208
(v)	deferred management fees to Knox Lawrence International, LLC in the amount of $113,978

In addition, a Utilipoint insider, Robert Bellemare, the Chief Operating Officer, has provided financing to Utilipoint including:

(i)	a $21,309 variable interest rate note which was due on August 20, 2009 but extended through 2010
(ii)	a 10% $7,500 note due on January 15, 2014

VIII.       As of August 20, 2009, Utilipoint owed $178,208 to Knox Lawrence International, LLC which represents dividends paid by Knox Lawrence International, LLC on behalf of Utilipoint. Nana Baffour, our CEO and Johnson Kachidza, our President each own 373.5 membership units or 37.35% of Knox Lawrence International, LLC.

IX.         On October 14, 2009, Midas Medici and UtiliPoint, entered into a Revolving Loan Agreement with Proficio Bank. Pursuant to the terms of the Loan Agreement, the Lender agreed to lend us up to $500,000, which amounts will be evidenced by a Senior Secured Revolving Promissory Note.

The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the Loan Agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the published Wall Street Journal prime rate plus 2.5%, or a minimum of  6.5%. In the event of default, as such term is defined in the Loan Agreement, the interest rate shall bear additional interest of 3%.  Pursuant to the terms of the Loan Agreement, events of default include: (i) our failure to make any payments due under the Loan within 10 days of the due date, (ii) our failure to make any required payments on any material obligation for money borrowed or the Company’s failure to pay its debts as they become due, unless the debts are the subject of a bona fide dispute; (iii) default under the security agreement or any other agreement we execute in favor of Proficio; (iv) our breach of any representation or warranty under the Loan Agreement; (v) our failure to perform or observe any covenants under the Agreement, which failure continues for 10 days after written notice from Proficio; (vi) our assignment for the benefit of our creditors, or taking action with respect to the appointment of a receiver or custodian for the Company or a substantial part of its business or the filing of any proceeding under any bankruptcy or similar law or if any such petition or proceeding has been commenced against us, such petition is not dismissed within 60 days; (vii) our concealment or removing any of our assets with the intent to defraud our creditors or making a fraudulent transfer  or while insolvent, permitting a creditor to obtain a lien on our property, which is not vacated within 30 days.

The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof.

In connection with the Loan Agreement, we paid an origination fee of 2% or $10,000. The proceeds of the Loan are to be utilized solely for working capital purposes.  At the closing of the Loan Agreement, we drew $150,000 of the available line of credit from Pacifico Bank.

In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement.  In addition, Knox Lawrence International, LLC (“KLI”) issued a comfort letter to Proficio Bank.  Nana Baffour, our CEO and Co-Executive Chairman and Johnson Kachidza, our President, CFO and Co-Executive Chairman of Midas Medici are key shareholders of KLI.

Midas Medici believes that each of the foregoing transactions were completed on terms at least as favorable to Midas Medici or its affiliates as could have been obtained from unaffiliated third parties, under the same circumstances.    All future material affiliated transactions and loans or forgiveness of loans will be made or entered into on terms that are no less favorable to Midas Medici than those that can be obtained from unaffiliated third parties and shall be approved by at least two independent directors or a majority of the independent directors, whichever is greater.  Midas Medici currently has two independent members of the Board of Directors, Stephen Schweich and Albert Keith Gordon.  Both of such directors have been appointed to serve on the audit committee of the Board of Directors and will be required to approve all further transaction between Midas Medici and any affiliate.  The audit committee will have access to independent legal counsel at the expense of Midas Medici.  Midas Medici will maintain at least two independent members of the Board Directors in the future.

Each of the foregoing affiliated transactions was entered into at a time when Midas Medici had only one or no independent directors.  Subsequent to consummation of the foregoing transactions, each of such transactions has been ratified by Midas Medici’s two independent directors.

Director Independence

Mr. Schweich and Mr. Gordon are independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

For our fiscal years ended December 31, 2009 and 2008, we were billed approximately $59,500 by J.H. Cohn LLP and $190,772 by REDW LLP respectively, for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2009 and 2008, we were billed approximately $95,765 by J.H. Cohn LLP and $115,826 by REDW LLP respectively, for professional services rendered for non-audit related assignments.

Tax Fees

For our fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)    Our Financial Statements are listed on page F-1 of this Annual Report.
(2)    Financial Statement Schedules:

None.

(3)    Exhibits:

The following documents are included as exhibits to this Annual Report:

2.1
Agreement of Merger and Plan of Reorganization, dated as of August 10, by and among Midas Medici Group Holdings, Inc., Utilipoint Acquisition Corp. and Utilipoint International, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 10SB filed May 2, 2007).
3.2	Certificate of Ownership of Mondo Acquisition I, Inc. and Midas Medici Group Holdings, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on May 27, 2009)
3.3	Bylaws (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
4.1	Form of Underwriter’s Purchase Warrant (Incorporated by reference to the Registrant’s Form S-1/A filed on February 4, 2010).
10.1	Stock Option Plan (Incorporated by reference to the Registrant’s Form 8-K filed on July 31, 2009).
10.2	Employment Agreement between Midas Medici Group Holdings, Inc. and Nana Baffour dated as of July 16, 2009 (Incorporated by reference to the Registrant’s Form 8-K filed on July 22, 2009).
10.3	Employment Agreement between Midas Medici Group Holdings, Inc. and Johnson Kachidza dated as of July 16, 2009 (Incorporated by reference to the Registrant’s Form 8-K filed on July 22, 2009).
10.4
Stock Purchase Agreement dated May 15, 2009, among Mondo Acquisition I, Inc., Mondo Management Corp., and Midas Medici Group, Inc. (Incorporated by reference to the Registrant’s Form 8-k filed on May 21, 2009)

10.5
Capital Commitment Agreement between Utilipoint International, Inc. and The Intelligent Project, LLC dated as of July 1, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).

10.6
Agreement to be bound to the Limited Liability Company Agreement between of The Intelligent Project, LLC dated as of July 1, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).

10.7	Limited Liability Company Agreement of The Intelligent Project, LLC dated as of May 22, 2009. (Incorporated by reference to the Registrant’s Form S-1/A filed on November 3, 2009).
10.8	Consulting Agreement between Utilipoint International, Inc. and KLI IP Holding, Inc. dated as of July 1, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
10.9
Management Services Agreement between Utilipoint International, Inc. and The Intelligent Project, LLC dated as of July 1, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).

10.10	Stock Subscription Agreement executed by Knox Lawrence International, LLC dated as of July 1, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
10.11	Revolving Senior Subordinated Note dated as of July 1, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
10.12	Form of Subscription Agreement for sales of common stock on July 17, July 31, and August 14, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
10.13
Form of Return to Treasury Agreement executed by Nana Baffour, Johnson Kachidza, Frank Asante-Kissi and B.N. Bahadur effective June 29, 2009 (Incorporated by reference to the Registrant’s Form 8-K filed on July 31, 2009)

10.14
Reimbursement Agreement between Midas Medici Group Holdings, Inc. and Knox Lawrence International LLC dated as of August 7, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).

10.15
Management Agreement between Utilipoint International, Inc. and Knox Lawrence International LLC dated as of July 23, 2007(Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).

10.16
Senior Subordinated Debenture issued by Utilipoint International, Inc. to Knox Lawrence International LLC dated as of January 15, 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).

10.17
Senior Subordinated Debenture issued by Utilipoint International, Inc. to Knox Lawrence International LLC dated as of December 31, 2008 (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).

10.18	Lease for Utilipoint’s corporate offices in Albuquerque, New Mexico (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
10.19	Lease for Utilipoint’s corporate offices in Tulsa, Oklahoma (Incorporated by reference to the Registrant’s Form S-1/A filed on November 3, 2009).
10.20	Lease for Utilipoint’s corporate offices in Sugar Land, Texas (Incorporated by reference to the Registrant’s Form S-1/A filed on November 3, 2009).
10.21	Lease for Utilipoint’s corporate offices in Brno, Czech Republic 2009 (Incorporated by reference to the Registrant’s Form S-1/A filed on February 10, 2010).
10.22	Revolving Loan Agreement among Midas Medici Group Holdings, UtiliPoint International, Inc. and Proficio Bank (Incorporated by reference to the Registrant’s Form S-1/A filed on November 25, 2009)
10.23
Form of Secured Revolving Promissory Note (Incorporated by reference to the Registrant’s Form 8-K filed on October 20, 2009) (Incorporated by reference to the Registrant’s Form S-1/A filed on November 25, 2009) (Incorporated by reference to the Registrant’s Form S-1/A filed on November 25, 2009)

10.24	Security Agreement among Midas Medici Group Holdings, Inc., UtiliPoint International, Inc. and Proficio Bank. (Incorporated by reference to the Registrant’s Form 8-K filed on October 20, 2009)
10.25
Subordination and Standstill Agreement among, Bruce R. Robinson Trust under agreement dated March 27, 2006, Jon Brock, Robert C. Bellemare, and Knox Lawrence International, LLC (Incorporated by reference to the Registrant’s Form 8-K filed on October 20, 2009)

10.26	Comfort Letter by Knox Lawrence International, LLC (Incorporated by reference to the Registrant’s Form 8-K filed on October 20, 2009)
10.27	Letter Agreement between Forbes Magazine and Utilipoint International, Inc. dated as of October 2, 2009(Incorporated by reference to the Registrant’s Form S-1/A filed on November 3, 2009).
10.28	Registration Rights Agreement among Midas Medici Group Holdings, Inc. and the holders signatures thereto (Incorporated by reference to the Registrant’s Form S-1/A filed on February 4, 2010 ).
14.1	Code of Ethics (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
16.1	Letter from Russell Bedford International dated July 24, 2009 (Incorporated by reference to the Registrant’s Form 8-K/A filed on July 28, 2009).
21	Subsidiaries (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

March 31, 2010	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/ Nana Baffour
Nana Baffour	CEO, Co-Executive Chairman (Principal Executive Officer) and Director	March 31, 2010

/s/ Johnson M. Kachidza
Johnson M. Kachidza	CFO, President, Co-Executive Chairman (Principal Financial and Accounting Officer) and Director	March 31, 2010

/s/ Stephen Schweich
Stephen Schweich	Director	March 31, 2010

/s/ Albert Keith Gordon
Albert Keith Gordon	Director	March 31, 2010