Form 10-Q
period 2010-03-31
Midas Medici Group Holdings, Inc.
filed 2010-05-17
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 2,566,516 shares of the issuer's common stock issued and outstanding as of May 14, 2010.

MIDAS MEDICI GROUP HOLDINGS, INC.

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009

		(Note 3)
ASSETS

Current assets:
Cash and cash equivalents	$98,285	$64,093
Accounts receivable, net of allowance for doubtful accounts of $101,791 and $125,041, respectively	233,322	300,394
Prepaid expenses and other current assets	14,854	9,650
Total current assets	346,461	374,137

Property and equipment, net	14,553	17,893
Other assets	1,761	2,697
Total assets	$362,775	$394,727

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,349,701	$1,527,588
Revolving credit facility	185,640	171,804
Deferred revenue	233,599	149,372
Current portion of long-term debt	322,106	484,415
Current portion of capital lease obligations	10,614	11,899
Preferred stock dividends payable - stated	42,187	178,208
Total current liabilities	2,143,847	2,523,286

Long-term debt, less current portion	359,836	333,536
Capital lease obligations, less current portion	3,707	5,869
Total liabilities	2,507,390	2,862,691

Commitments and contingencies

Deficit:
Deficit of Midas Medici Group Holdings, Inc. and Subsidiaries
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued as of March 31, 2010 and December 31, 2009	-	-

Common stock, $0.001 par value; 40,000,000 authorized; issued 2,991,516 and outstanding 2,566,516 shares at March 31, 2010; issued 2,735,516 and outstanding 2,310,516 shares at December 31, 2009	2,992	2,736

Treasury stock, at cost; 425,000 shares at March 31, 2010 and December 31, 2009	(40)	(40)

Additional paid-in capital	1,305,766	(82,637)
Accumulated deficit	(3,342,075)	(2,309,048)
Accumulated other comprehensive income	5,354	6,867
Total stockholders' deficit of Midas Medici Group Holdings, Inc. and Subsidiaries	(2,028,003)	(2,382,122)
Non-controlling interest	(116,612)	(85,842)
Total deficit	(2,144,615)	(2,467,964)
Total liabilities and deficit	$362,775	$394,727

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$369,142	$795,542
Cost of services	276,141	410,459
Gross margin	93,001	385,083

Operating expenses:
Selling, general and administrative	1,124,225	454,088
Depreciation and amortization	4,172	4,878
Total operating expenses	1,128,397	458,966
Operating loss	(1,035,396)	(73,883)

Other income (expense):
Interest income	-	1
Interest expense	(27,870)	(23,028)
Total other income (expense)	(27,870)	(23,027)
Loss before income taxes	(1,063,266)	(96,910)

Provision for income taxes	531	1,919
Net loss	(1,063,797)	(98,829)
Less: Net loss attributable to the non-controlling interest	30,770	418
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	(1,033,027)	(98,411)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	-	(34,125)
Preferred stock dividend accretion	-	(83,379)
Net loss applicable to common stockholders	$(1,033,027)	$(215,915)

Net loss per common share (basic and diluted)	$(0.43)	$(0.30)

Weighted average number of common shares (basic and diluted)	2,418,605	709,056

Comprehensive loss:
Net loss	$(1,063,797)	$(98,829)
Foreign currency translation gain (loss)	(1,513)	6,275
Total comprehensive loss	(1,065,310)	(92,554)
Comprehensive loss attributable to the non-controlling interest	30,770	418
Comprehensive loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(1,034,540)	$(92,136)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount		Shares	Amount

Balance - January 1, 2010	2,735,516	$2,736	$(82,637)	425,000	$(40)	$(2,309,048)	$6,867	$(2,382,122)	$(85,842)	$(2,467,964)

Sales of common stock	256,000	256	1,279,744					1,280,000		1,280,000

Stock-based compensation			108,659					108,659		108,659

Foreign currency translation							(1,513)	(1,513)		(1,513)

Loss attributed to non-controlling interest								-	(30,770)	(30,770)

Net loss attributable to Midas Medici Group Holdings, Inc	.					(1,033,027)		(1,033,027)		(1,033,027)

Balance - March 31, 2010	2,991,516	$2,992	$1,305,766	425,000	$(40)	$(3,342,075)	$5,354	$(2,028,003)	$(116,612)	$(2,144,615)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,063,797)	$(98,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,172	4,878
Stock-based compensation	108,659	-
Changes in operating assets and liabilities, net of effects of consolidation of Utilipoint International, Inc:
Accounts receivable	66,039	11,131
Prepaid expenses and other current assets	(5,182)	15,957
Accounts payable and accrued expenses	(177,128)	(7,179)
Deferred revenue	84,227	53,366
Net cash used in operating activities	(983,010)	(20,676)

Cash flows from investing activities:
Additions to property and equipment	(824)	(831)
Net cash used in investing activities	(824)	(831)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	13,836	(101,326)
Principal payments on capital lease obligations	(3,447)	(4,394)
Principal payments on notes payable	(206,009)	(1,220)
Proceeds from notes payable	70,000	50,000
Proceeds from issuance of common stock	1,280,000	25,000
Distribution/dividend to preferred stockholders	(136,022)	-
Net cash provided by (used in) financing activities	1,018,358	(31,940)

Effect of exchange rate changes on cash and cash equivalents	(332)	(992)
Net increase (decrease) in cash and cash equivalents	34,524	(53,447)
Cash and cash equivalents at beginning of period	64,093	144,546
Cash and cash equivalents at end of period	$98,285	$90,107

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,430	$21,161
Taxes	$531	$1,919

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital leases	$-	$1,884

See the accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY UTILIPOINT INTERNATIONAL, INC. AND SUBSIDIARIES)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc. (“Midas Medici”, the “Company”), was incorporated in the State of Delaware on October 30, 2006 for the purpose of raising capital that was intended to be used in connection with its business plans which included a possible merger, acquisition or other business combination with an operating business. On May 15, 2009, Mondo Management Corp., the then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement. Pursuant to the Purchase Agreement, Mondo Management Corp. sold to Midas Medici Group 1,000,000 previously issued and outstanding shares of Mondo Management Corp.'s restricted common stock, comprising 100% of the issued and outstanding capital stock of Mondo Management Corp. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

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

In July 2009, Utilipoint acquired a controlling interest in The Intelligent Project, LLC (“IP”). IP is a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. IP is headquartered in West Lafayette, Indiana. The acquisition was accounted for as a combination of entities under common control. As such, expenditures amounting to $177,603 for the period from January 1, 2009 through the date of acquisition have been included in the consolidated statements of operations and comprehensive loss as if the acquisition had occurred on January 1, 2009 (See Note 11 – Related Party Transactions).

The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of Midas Medici Group Holdings, Inc and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from this uncertainty. Our accumulated deficit at March 31, 2010 was $3,342,075, and we incurred a net loss of $1,063,797 for the three months ended March 31, 2010. On March 31, 2010, we had working capital deficit of $1,797,386. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third-party financings.

In February 2010, the Company completed an initial public offering totaling $1,280,000. The public offering included 256,000 shares of our common stock at a price of $5.00 per share. Certain of our affiliates converted outstanding liabilities of $250,000 in the offering, pursuant to which they purchased shares of our common stock at the public offering price of $5.00, which constitute part of the 256,000 shares sold in the offering.

As of March 31, 2010, the Company has renegotiated the tangible net worth covenant with Proficio Bank and the first covenant compliance date under the renegotiated covenant will be June 30, 2010.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K. The December 31, 2009 balance sheet has been derived from those statements.

(b)            Revenue Recognition

The Company’s primary revenue streams and the basis on which revenue is recognized for each are as follows:

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

Bundled Service Agreements (“BSAs”)
BSAs are packages of services that clients subscribe to, typically on an annual contract basis. The services typically include a combination of the following:

•      Access to subject matter experts as needed, by telephone
•      Discounted fees for the Company's events
•      Advertising space on the IssueAlert® e-publication
•      One to three reports and/or whitepapers on industry topics
•      Briefings on industry trends and research findings

BSAs also include annual memberships in the Advanced Metering Infrastructure and Meter Data Management (“AMI MDM”) forum and corporate contracts. The AMI MDM forum is designed for electric, water, and/or gas utilities, regulators, utility governing boards, independent system operators and consumer advocacy groups to come together and discuss meter data management successes, problems, issues, interfaces and best practices. Corporate contracts are characterized by an annual contract for a pre-defined amount of market research hours.  Clients of this service receive access to the Company’s directory and InfoGrid products. The primary service is the block of hours purchased.

The Company believes that the substance of BSAs, indicates that the purchaser pays for a service that is delivered over time.  As a result, revenue recognition occurs over the subscription period, or in the case of corporate contracts as the hours are utilized, reflecting the pattern of provision of service.

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

The Company’s deferred revenue consists primarily of amounts received from or billed to clients in conjunction with BSAs, T&M and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables.

(c)           Use of Estimates

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

(d)             Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

(e)             Allowance for Doubtful Accounts

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

(f)            Property and Equipment

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

(g)             Fair Value of Financial Instruments

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

(h)           Comprehensive Loss

Comprehensive loss consists of net loss or gains on foreign currency translations and net loss from operations and is presented in the condensed consolidated statement of operations. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiary. These adjustments are accumulated within deficit under the caption “Accumulated Other Comprehensive Income”.

(i)             Stock-Based Compensation

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

(j)             Income Taxes

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

When applicable, the Company's practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010 and December 31, 2009, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheets. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction. The Company and its subsidiaries' U.S. Federal income tax returns prior to fiscal year 2006 are closed and management continually evaluates expiring statutes of limitations. U.S. state jurisdictions have statutes of limitations that generally range from three to five years.

(k)           Cost of Services

Cost of services represents direct job costs plus direct labor and related benefits and payroll taxes. As of January 1, 2009, the Company implemented a system that allows us to utilize actual time cards to allocate employee labor. As such, payroll dollars are categorized as cost of services and selling, general and administrative expense.

(l)           Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business as a utility and energy consulting and issues analysis firm.

(m)            Non-controlling Interest

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

Additionally, the adoption of ASC 810-10-65 requires that net income, as previously reported prior to the adoption of ASC 810-10-65, be adjusted to include the net income attributable to the non-controlling interest, and that a new separate caption for net income attributable to common shareholders of the Company be presented in the condensed consolidated statements of operations. ASC 810-10-65 also requires similar disclosure regarding comprehensive income.

(n)           Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains and (losses) from foreign currency transactions are reflected in the condensed consolidated statements of operations under the line item selling, general and administrative expense. The foreign exchange loss was $(4,129) and $(1,246) for the three months ended March 31, 2010 and 2009, respectively. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s U.S. subsidiary, which are reported based on the applicable exchange rate in effect on the balance sheet date.

(o)           Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

(p)           Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2010 and December 31, 2009, accounts payable and accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$760,553	$682,719
Accrued payroll and vacation	356,100	301,597
Due to Knox Lawrence International, LLC	107,040	381,382
Other accrued expenses	126,008	161,890
	$1,349,701	$1,527,588

NOTE 5 – NOTES PAYABLE

At March 31, 2010 and December 31, 2009, secured revolving credit facilities and other debt obligations consisted of the following:

		March 31, 2010	December 31, 2009
	Secured revolving credit facilities:
(1)	Proficio Bank	$178,384	$164,384
(2)	Chase Bank	7,256	7,420
(3)	Subtotal	185,640	171,804
	Related party notes	681,942	817,951
		867,582	989,755
	Current maturities of debt	507,746	656,219
	Long-term debt	$359,836	$333,536

1)
On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the Wall Street Journal prime rate plus 2.5%, or a minimum of  6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio Bank and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement.  There was a balance of $178,384 outstanding at March 31, 2010.

2)
In July 2009, IP secured a revolving credit facility with Chase Bank. The credit facility allows IP to borrow up to $15,000 at an interest rate ranging from 13.24% to 19.24%.  Interest accrues at an annual percentage rate of 13.24% for purchases and 19.24% for cash advances and overdraft protection. As of March 31, 2010, the amount outstanding under this credit facility was $7,256.

3)
As of March 31, 2010 and December 31, 2009, the Company had unsecured notes payable due to current and former shareholders totaling $681,942 and $817,951, respectively.   The various notes accrue interest ranging from 4% to 12% per annum and were subordinated to obligations under the above credit facility borrowings.

Knox Lawrence International, LLC (“KLI”), a shareholder, has provided financing including:

(i)
On December 31, 2008, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $62,500. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2013.  As of March 31, 2010 and December 31, 2009, the balance outstanding was $62,500.

(ii)
On January 15, 2009, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $10,000. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014.  As of March 31, 2010 and December 31, 2009, the balance outstanding was $10,000.

(iii)
On June 30, 2009, the Intelligent Project, LLC issued an unsecured promissory note to KLI IP Holding, Inc., a shareholder in The Intelligent Project, LLC, in the amount of $108,969. Interest on this note accrues at an annual percentage rate of 5%. The note matures on June 30, 2012. As of March 31, 2010 and December 31, 2009, the balance outstanding was $108,969.

(iv)
On July 1, 2009, Utilipoint issued a Revolving Senior Subordinated Debenture to KLI. The Debenture provides for payment of interest in the amount of 10% per annum and matures on July 1, 2014.  As of March 31, 2010 and December 31, 2009, the balance outstanding was $178,367 and $137,067, respectively.

Officers and other affiliates of Utilipoint have provided the following financing including:

(i)
On January 1, 2006, Utilipoint issued a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447,106. The Debenture provides for payment of interest in the amount of 12% per annum. On March 31, 2010, per terms of an extension agreement, the Debenture maturity date was extended to June 30, 2010. As of March 31, 2010 and December 31, 2009, the balance outstanding was $322,106 and $422,106, respectively.

(ii)
An unsecured note bearing interest at a variable interest rate which was due on August 20, 2009 but extended through 2010. The outstanding balance was $0 and $16,309 as of March 31, 2010 and December 31, 2009, respectively.

(iii)	An unsecured note bearing interest at 4% per annum which is due on May 4, 2010. The outstanding balance was $0 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.
(iv)	An unsecured note bearing interest at 10% per annum which is due on January 15, 2014. The outstanding balance was $0 and $15,000 as of March 31, 2010 and December 31, 2009, respectively.
In accordance with separation agreement with a former executive, a $16,000 note payable which was originally due on September 23, 2009 was restructured on August 1, 2009 in connection with the resignation of the Company executive who holds the note. Per terms of a separation agreement, the former Company executive agreed to an extension of terms.  As of March 31, 2010 and December 31, 2009, the balance outstanding was $0 and $16,000 respectively.

Interest expense on notes payable and the revolving credit facilities was $27,438 and $22,226 for the three months ended March 31, 2010 and 2009, respectively.

The Company's contractual payments of long-term related party borrowings at March 31, 2010 are as follows:

Year	Amount
2010	$322,106
2011	-
2012	108,969
2013	62,500
2014	188,367

Total	$681,942
NOTE 6 - 401(K) PLAN

The Company maintains a defined contribution retirement plan under Internal Revenue Code Section 401(k).  Substantially all regular full time employees are eligible to participate in the plan.  The Company matches each eligible employee’s salary reduction contribution up to a limit of 3%.  The Company’s contributions were $5,316 and $1,451 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7 - STOCKHOLDERS’ DEFICIT

In accordance with the reverse merger on August 21, 2009 (refer to Note 1,  Description of Business), an aggregate of 1,348,516 shares with a par value of $.001 of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). This included 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint stock options at the time of the reverse merger were exchanged for 172,597 Midas Medici stock options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

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

In February 2010, the Company completed a public offering totaling $1,280,000. The public offering included 256,000 shares of our common stock at a price of $5.00 per share. Certain of our affiliates converted outstanding liabilities of $250,000 in the offering, pursuant to which they purchased shares of our common stock at the public offering price of $5.00, which constitute part of the 256,000 shares sold in the offering.

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

Shares issued and outstanding at March 31, 2010 and December 31, 2009 were:

	March 31, 2010	December 31, 2009
Common Stock issued (*)	2,991,516	2,735,516
Treasury shares held	(425,000)	(425,000)
Common Stock outstanding	2,566,516	2,310,516

(*) including converted retroactive restatement of Series A Preferred Stock.

Preferred Stock Dividends - Prior to the merger transaction, the Company was required to pay preferential cumulative dividends in cash to the holders of the Series A Preferred Stock as follows:

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

As of March 31, 2010, dividends declared but not paid totaled $42,187. As of the acquisition date of August 21, 2009 and as of March 31, 2010, $204,271 of stated Series A Preferred Stock dividends had been paid to the preferred shareholders by KLI on behalf of Utilipoint. Refer to Note 11, Related Party Transactions - Utilipoint Preferred Dividends.

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

Pursuant to the Merger Agreement, the 21,523 outstanding shares of Series A Preferred Stock were converted to 687,922 Midas Medici common shares (refer to Note 1, Description of Business).

Common Stock Dividends

The Company may declare dividends on the common stock. There has been no common stock dividends declared as of March 31, 2010. Under the terms of the Loan Agreement with Proficio Bank (refer to Note 5, Notes Payable), the Company is restricted from declaring or paying dividends without the prior written consent of the bank, so long as it may borrow under the Loan Agreement or so long as any indebtedness remains outstanding under the Loan Agreement.

NOTE 8 - STOCK OPTIONS AND WARRANTS

On July 27, 2009, the Board approved the Midas Medici Group Holdings, Inc. 2009 Incentive Stock Option Plan (the “MMGH Option Plan”). The maximum number of shares that may be issued under the MMGH Option Plan is 650,000. However for a period of ten (10) years commencing January 1, 2010, the maximum number of shares issuable under the MMGH Option Plan shall be equal to 20% of the issued shares of the Company’s common stock on a fully diluted basis but shall not be less than 650,000. Pursuant to the MMGH Option Plan, incentive stock options or non-qualified options to purchase shares of common stock may be issued.  The MMGH Option Plan may be administered by our board of directors or by a committee to which administration of the MMGH Option Plan, or part of the MMGH Option Plan, may be delegated by our board of directors. Options granted under the MMGH Option Plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the MMGH Option Plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of thirty days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

Stock option awards granted from the MMGH Option Plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to one year, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share, are issued.

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

As part of our initial public offering completed on February 22, 2010, the Underwriter, National Securities Corporation received a warrant to acquire up to 12,800 shares of our common stock at an exercise price of $6.00 (120% of the offering price to the public in this offering). The warrant is exercisable on the first anniversary of the effective date of the prospectus and no more than five years from the effective date of the offering.

A summary of option activity under the MMGH Option Plan as of March 31, 2010, and changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	456,116	$2.45
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(14,500)	$3.98
Outstanding at March 31, 2010	441,616	$2.40	4.8	$1,093,605
Expected to vest at March 31, 2010	419,116	$2.34	4.8	$1,055,293
Exercisable at March 31, 2010	161,616	$1.58	4.5	$512,855

No new options were granted during the three months ended March 31, 2010 and 2009. Options granted prior to this period were valued using the Black-Scholes-Merton option pricing model. As of March 31, 2010, no options have been exercised.

A summary of warrant activity and changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	-	$-
Granted	12,800	$6.00
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2010	12,800	$6.00	4.9	$-
Expected to vest at March 31, 2010	12,800	$6.00	4.9	$-
Exercisable at March 31, 2010	-	$-	-	$-

The fair value of each warrant grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Expected dividend yield	0%
Risk-free rate	1.47%
Expected stock price volatility	94.02%
Expected term (years)	3.0

The expected volatility is calculated by using the average historical volatility of companies that management believes are representative of Midas Medici’s business and market capitalization.

The expected term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC Topic 718, which averages an award’s weighted-average vesting period and expected term for share options and warrants. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 718, as amended by SAB 110. For the expected term, the Company used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by ASC Topic 718.

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

The total value of the stock option and warrants awards is expensed ratably over the vesting period of the option. As of March 31, 2010, total unrecognized compensation cost related to stock option and warrants awards, to be recognized as expense subsequent to March 31, 2010 was $161,868, and the related weighted-average period over which it is expected to be recognized was approximately one (1) year.

No options vested during the three months ended March 31, 2010 and 2009. Stock-based compensation in the amount of $108,659 and $0 was expensed for the three months ended March 31, 2010 and 2009, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)             Capital Leases

The Company is obligated under capital leases for computer equipment that expire on various dates through January 2012. The minimum payments for the capital leases in effect at March 31, 2010 are as follows:

2010	$9,300
2011	6,143
2012	61
15,504
Less amount representing interest	1,183
Present value of minimum lease payments	$14,321

Short-term portion	$10,614
Long-term portion	3,707
$14,321

The equipment recorded under capital leases was $36,026 and $48,146 at March 31, 2010 and December 31, 2009, respectively.  Amortization of capital leases amounted to $3,002 and $4,468 for the three months ended March 31, 2010 and 2009, respectively. Interest on capital leases amounted to $432 and $803 for the three months ended March 31, 2010 and 2009, respectively.

(b)             Operating Leases

The Company leases buildings and equipment under various operating leases with lease terms ranging from one to three years.  The following is a schedule of the future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year in effect at March 31, 2010:

Minimum Lease Commitments
2010	$40,474
2011	3,503
$43,977

Rent expense for office space amounted to $59,166 and $18,137 for the three months ended March 31, 2010 and 2009, respectively.

(c)             Litigation

The Company, in the normal course of business, may be subject to claims and litigation.  Management is not aware of any outstanding claims or assessments against the Company that are estimable and likely.

NOTE 10 - CONCENTRATION RISKS

(a)             Credit Concentration

Our demand deposits are placed with major financial institutions.  Management believes the Company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the Federally insured limits.

(b)             Revenue and Accounts Receivable Concentration

Two customers accounted for 23% of revenue for the three months ended March 31, 2010 and two customers accounted for 42% of revenue for the three months ended March 31, 2009.

As of March 31, 2010, two customers accounted for approximately 22% of the total outstanding net accounts receivable and as of December 31, 2009 three customers accounted for approximately 51% of the total outstanding net accounts receivable.

NOTE 11 - RELATED PARTY TRANSACTIONS

On February 22, 2010, the Company completed an initial public offering of 256,000 shares of our common stock. Certain of our affiliates converted outstanding liabilities of $250,000 in the offering, pursuant to which they purchased shares of our common stock at the public offering price of $5.00, which constitute part of the 256,000 shares sold in the offering.

Revenues from Consonus Technologies, Inc., a company controlled by KLI, were $20,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.  Nana Baffour, our CEO and Co-Executive Chairman and Johnson M. Kachidza, our President, CFO and Co-Executive Chairman are each managing principals of KLI.

In July 2009, Utilipoint acquired a controlling interest in IP. The acquisition was accounted for as a combination of entities under common control.

IP was founded on March 10, 2009, by KLI IP Holding, Inc. and David Steele, the current president of Utilipoint and former President of a predecessor KLI portfolio company. Nana Baffour, our CEO and Co-Executive Chairman, was the managing member of IP prior to the acquisition. IP’s management committee consisted of Nana Baffour, Johnson Kachidza, David Steele and Ken Globerman, a KLI employee. Prior to the acquisition, David Steele, a managing director of IP was also a senior managing director of Utilipoint. From inception to when IP was acquired, its operations were funded through loans provided by KLI. Prior to its acquisition, IP was controlled by KLI IP Holding Inc., which held a 75% interest in IP. KLI IP Holding, Inc. is controlled by Nana Baffour and Johnson Kachidza, who held a 60% interest.

In connection with the acquisition of IP:

1)
Utilipoint entered into a capital commitment agreement with IP for an amount of up to $200,000. IP will be able to make capital requests on the capital commitment agreement for initial financing. Utilipoint received a 60% interest in IP as a result of signing the capital contribution agreement. As of March 31, 2010, Utilipoint had provided no capital under the capital commitment agreement.

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

▪	KLI IP Holding Inc. – options to purchase 27,168 shares
▪	IP management shareholders – options to purchase 17,579 shares

3)	The Company will provide certain management services to IP in exchange for reasonable compensation.

4)
For a period of two (2) months ending September 1, 2009, KLI will agree to purchase up to $100,000 of the common stock of the Company at a per share purchase price of $1.56 per share. KLI will also agree to lend up to $100,000 pursuant to a Revolving Senior Subordinated Debenture for a period of five (5) years ending July 1, 2014.

Utilipoint Management Fees

Effective with the acquisition of Utilipoint, management fees to KLI of $25,000 per quarter are no longer applicable. At March 31, 2010, there were no outstanding management fees due to KLI.

Utilipoint Preferred Dividends

The net assets of Utilipoint acquired by the Company on August 21, 2009 included preferred dividends payable to KLI.  KLI assumed the obligation to pay the preferred dividends to UTP International, LLC (“UTPI”) on Utilipoint’s behalf as per the former Utilipoint preferred shareholders’ agreement. Utilipoint’s obligation for preferred dividends therefore became an obligation to KLI. At March 31, 2010 and December 31, 2009, outstanding dividends payable due to KLI totaled $42,187 and $178,208, respectively.

Expense Reimbursement Agreement
On August 7, 2009, the Company entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with KLI. Pursuant to the Reimbursement Agreement, KLI is authorized to incur up to $350,000 in certain expenses and obligations on behalf of the Company and the Company agreed to reimburse KLI for such expenses and obligations promptly after delivery of invoices for such expenses. The Reimbursement Agreement has a term of one year, subject to earlier termination upon 30 days’ written notice by either party. KLI also allocates expenses for rent and office services to the Company.

Incurred and allocated expenses related to office rent, office services and professional fees totaling $169,220 and $0 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the Company reimbursed KLI $329,584. The balance of $107,040 and $267,404 at March 31, 2010 and December 31, 2009, respectively, is a component of "Accrued Expenses" on the condensed consolidated balance sheets. The expenses are a component of “Selling, general and administrative” operating expenses on the consolidated statements of operations and comprehensive loss.

NOTE 12 - INCOME TAXES

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

Deferred income taxes reflect the tax consequences in future years for differences between the tax bases of assets and liabilities and their basis for financial reporting purposes.  Temporary differences giving rise to the deferred tax assets and liabilities relate in part to accrual-to-cash adjustments, as the Company follows the accrual basis of accounting for financial reporting but the cash basis for tax purposes.  Deferred tax assets arise from net operating losses, and from temporary differences in depreciation and amortization and from equipment leases capitalized on the financial statements but treated as operating leases for tax purposes.  A deferred tax liability arises from the net income of a wholly owned foreign corporation (Utilipoint s.r.o.), which becomes taxable in the United States upon repatriation of the funds.  Deferred tax assets and liabilities were calculated using the graduated rates anticipated in the year’s tax assets and liabilities are anticipated to reverse.  The reversal of timing differences requires significant estimation; accordingly, deferred tax assets and liabilities may reverse at tax rates significantly different than anticipated.

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

NOTE 13 – SUBSEQUENT EVENTS

On April 30, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Consonus Technologies, Inc. (“Consonus”) and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company (the “Merger Sub”).  Pursuant to the Merger Agreement, at the closing of the Merger Agreement, Merger Sub will merge with and into Consonus and Consonus will become the Company’s wholly-owned subsidiary.

The merger will be accounted for using the acquisition method of accounting for financial reporting purposes. In a merger transaction, the acquisition method requires the identification of the acquiring entity. Consonus has been identified as the acquiring entity, and Midas as the acquired entity. Under acquisition accounting, the assets and liabilities of an acquired company (Midas) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Consonus). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Consonus) and comparative statements of the surviving corporation will be those of the accounting acquirer (Consonus) rather than the legal acquirer (Midas).

The Merger Agreement contemplates that at the closing, each Consonus stockholder, will receive, in exchange for each share of Consonus common stock held or deemed to be held by such stockholder immediately prior to the closing of the merger, the right to receive 1.33, referred to as the “Exchange Ratio” shares of the Company. The merger agreement also provides that each outstanding option and  warrant, or obligation to issue warrants, of Consonus will be exchanged for options and warrants of   the Company as would be issuable pursuant to the Exchange Ratio, with a pro rata adjustment to the exercise price. Additionally, all outstanding stock appreciation rights of Consonus shall be exchanged for stock appreciation rights of the Company at the Exchange Ratio.

The closing of the merger will occur no later than the second business day after the satisfaction or waiver of the conditions provided in the merger agreement or on such other date as the parties may agree. The closing of the merger is subject to the fulfillment of certain conditions, including, (i) stockholders of Consonus must have approved and adopted the merger agreement, (ii) the S-4 registration statement must have been declared effective by the Securities and Exchange Commission, (iii) all representations and warranties of each party must be true and correct, (iv) each party must have complied in all material respects with all covenants and agreements required to be performed in connection with the merger agreement.

The merger agreement may be terminated at any time prior to the completion of the merger agreement in accordance with the provisions outlined in the Merger Agreement.

Certain stockholders of Consonus holding in the aggregate 1,915,951 or 58% of the issued and outstanding shares of Consonus, including certain members of its board of directors and mangement, in their capacities as stockholders of Consonus, have separately entered into voting agreements with Consonus in which they have agreed to vote all shares of Consonus capital stock that they beneficially owned as of the date of their respective agreements, and that they subsequently acquire, in favor of the merger, against any matter that would result in a breach of the merger agreement by Consonus and against any proposal made in opposition to, or in competition with, the consummation of the merger and the other transactions contemplated by the merger agreement.

KLI and its affiliates own an aggregate of 1,820,017 shares, representing 55.8% of the outstanding common stock of  Consonus. Nana Baffour, the CEO and Co-Executive Chairman of the Company and Johnson M. Kachidza, President, CFO and Co-Executive Chairman of the Company are each managing principals of KLI. In addition, Messrs. Baffour and Kachidza are members of the Board of Directors of Consonus and Mr. Baffour is Executive Chairman of Consonus. KLI owns 120,113 shares representing 4.7% of the outstanding common stock of the Company. In addition, Messrs Baffour and Kachidza, individually and through entities which they control own in the aggregate 1,461,097 shares representing 56.9% of the outstanding common stock of the Company. Upon the consummation of the merger, KLI will beneficially own 2,307,987 or 33% of the outstanding shares of the combined company. In addition, Mssrs. Baffour and Kachidza will beneficially own 3,582, 357 or 51.7% of the outstanding shares of the combined company.

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

Overview

Midas Medici was incorporated in the State of Delaware on October 30, 2006 under the name Mondo Acquisition I, Inc. From inception until the acquisition of Utilipoint in August 2009, the Company was engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. On May 15, 2009, the Company, Mondo Management Corp., the Company’s then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant to the Purchase Agreement, Mondo Management Corp. sold to Midas Medici Group, Inc. 1,000,000 previously issued and outstanding shares of the Company's restricted common stock, comprising 100% of the issued and outstanding capital stock of the Company. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

On August 21, 2009, Midas Medici completed a reverse merger with Utilipoint, a New Mexico corporation which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to a Merger Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Company. Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of March 31, 2010, an aggregate of 2,310,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

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

Utilipoint, the Company’s wholly-owned subsidiary, provides custom research and management, technology and policy consulting services to utilities, investors, regulators, and energy industry service providers both domestically and internationally. These services are provided using multi-disciplinary teams with deep subject matter expertise, highly analytical methodologies, primary research and technology-enabled tools. Utilipoint helps clients conceive, develop, implement and improve Smart Grid and other energy solutions that address the efficiency, reliability and security of the generation, transmission, and distribution of electricity to end users. Utilipoint has 19 employees, including many whom we believe are recognized leaders in their respective fields. As of March 31, 2010, more than 50% of professional staff held post-graduate degrees in such diverse fields as economics, engineering, business administration, information technology, law, life sciences and public policy. Utilipoint’s senior managers have considerable industry and project management experience and an average tenure of more than 20 years in the industry. We believe this diverse pool of intellectual capital enables us to assemble multi-disciplinary teams that can provide creative solutions to our clients’ most pressing problems.

During fiscal year 2009, Utilipoint served 146 clients. Utilipoint’s clients include utilities, investors, regulators, and energy industry service providers such as vendors to utilities, both domestically and internationally, including companies such as General Electric, Electronic Data Systems (EDS), SAP, Eskom Holdings, Union Fenosa SA, ICAP Energy, International Power, Alliance Data and several other blue chip utility companies. Utilipoint concentrates its business activity throughout the United States and Canada, and Europe and also serves select clients in Asia, South America, Africa and the Middle East.

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

The Intelligent Project.  On July 1, 2009, Utilipoint, our wholly-owned subsidiary, acquired a majority interest in The Intelligent Project, LLC (“IP”), a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. Utilipoint’s acquisition of IP was accounted for as a combination between entities under common control. As part of the transaction, Utilipoint entered into a capital commitment agreement with Intelligent Project for an amount up to $200,000 to support its initial financing. No advances have been made under this agreement as of March 31, 2010. Utilipoint will also provide certain management services to Intelligent Project in exchange for reasonable compensation. Further, the existing members of IP will provide services to Utilipoint in exchange for options to purchase an aggregate of 17,579 shares of the common stock of Midas Medici that are fully-vested on the date of grant. No options have been issued as of March 31, 2010.

Utilipoint. On August 21, 2009, Midas Medici completed a reverse merger with Utilipoint, a New Mexico corporation which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to an Acquisition Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Co. Pursuant to the Acquisition Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of March 31, 2010, an aggregate of 2,310,516 shares of Midas Medici common stock are outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the acquisition were not registered with the Securities and Exchange Commission and are considered to be restricted securities. KLI, KLI IP Holding, Inc. and UTP International LLC, stockholders of Utilipoint, received an aggregate of 889,444 shares of our common stock, and options to purchase 27,168 shares of our common stock at the closing of the Merger in exchange for 27,828 shares of Utilipoint and 850 options of Utilipoint. Prior to the merger, KLI, owned 6,305 shares (14.9%) of Utilipoint of which 4,855 were acquired on July 23, 2007, 1,250 were acquired on December 31, 2008 and 200 were acquired on January 15, 2009.  KLI IP Holding, Inc. owned 0 shares or 0% of Utlipoint and UTP International LLC owned 21,523 preferred shares (51%) of Utilipoint which were acquired on July 23, 2007.  At the closing of the merger, the preferred shares were converted into common shares (51% of Utilipoint) at a ratio of one preferred share for one common share.  In exchange for their shares of Utilipoint, each of KLI, KLI IP Holding, Inc. and UTP International LLC received, 201,522 shares, 0 shares and 687,922 shares of Midas Medici, respectively, in connection with the acquisition of Utilipoint by Midas Medici. KLI IP Holding, Inc. received 27,168 options to acquire shares of Midas Medici at the closing of the merger. Each of these entities has no operations and their sole business is their current ownership of our shares acquired at the closing of the merger. UTP International LLC is a wholly owned subsidiary of KLI.  Prior to the merger, KLI and its affiliates owned an aggregate of 65.9% of Utilipoint and upon the consummation of the merger owns 38.5% of Midas Medici, which in turn owns 100% of Utilipoint. Nana Baffour, our CEO and Co-Executive Chairman and Johnson Kachidza, our President, CFO and Co-Executive Chairman are co-founders and Managing Principals of KLI.

Nana Baffour, our CEO and Co-Executive Chairman and Johnson Kachidza, our President, CFO and Co-Executive Chairman are the principal shareholders of KLI, KLI IP Holding, Inc. and each own 373.5 membership units or 37.35% of KLI, 150 shares or 30% of KLI IP Holding, Inc., no membership units or 0% of UTP International, LLC and have an indirect ownership in UTP International, LLC through KLI.

Nana Baffour, our CEO and Co-Executive Chairman and Johnson Kachidza, our President, CFO and Co-Executive Chairman were directors of Utilipoint since August 2007. Mr. Baffour became Chairman of Utilipoint's board in August 2007. In August 2009 after the closing of the merger, Mr. Baffour, was appointed as the CEO of Utilipoint.

KLI and its affiliates have had a close relationship with Utilipoint through their ownership interests and by virtue of the involvement of Messrs Baffour and Johnson, who in addition to serving as our CEO and President, respectively, are also Managing Members of KLI and control KLI IP Holdings, Inc. and UTP International, LLC.

Pending Merger with Consonus Technologies, Inc.  On April 30, 2010, the Company entered into an Agreement and Plan of Merger with Consonus Technologies, Inc.  and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company.  For more information please refer to the Form S-4 as filed with the Securities and Exchange Commission on May 3, 2010.

Realignment of the Business.   Over the past few months management has been realigning the business, migrating from low margin fixed-price time and materials consulting projects to consulting projects based around products and services as well as high margin bundled services products providing data, analytics and packaged subscriptions. Pursuant to the April 30, 2010 announcement of the Company’s plans to merge with Consonus Technologies, Inc., the Company is realigning its practice areas to capitalize on this focus on higher margin consulting projects and data, analytics and packaged subscriptions.

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

Three months ended March 31, 2010 compared to three months ended March 31, 2009 (dollars in thousands)

Net revenues. Net revenues for the three months ended March 31, 2010 were $369.1, compared to $795.5 for the three months ended March 31, 2009. The decrease in net revenues was primarily due to the Company's clients and target customers cutting budgets for discretionary spending that account for the Company's core revenues sources as a result of the recent recessionary macroeconomic conditions and the Company's re-alignment from lower margin, higher risk fixed price contracts to higher margin bundled service offerings.

Cost of services. Cost of services for the three months ended March 31, 2010 were $276.1, or 74.8% of net revenue, compared to $410.5 or 51.6% of net revenue, for the three months ended March 31, 2009. The decrease in our margins, as a result of higher cost of services as a percentage of net revenues, was primarily due to increased direct expenses such as utilization of focus groups and increased subcontractor labor expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2010 were $1,124.2, compared to $454.1 for the three months ended March 31, 2009. Selling, general and administrative expenses increased significantly primarily due to expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010 of $386.1, stock-based compensation charges for the options granted under the MMGH Option Plan of $108.6 and corporate overhead of $139.6.

Operating loss. For the three months ended March 31, 2010, losses from operations totaled $1,035.4, compared to an operating loss of $73.9 for the three months ended March 31, 2009. Loss from operations increased primarily due to reduced net revenues combined with expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010 and stock-based compensation charges for the options granted under the MMGH Option Plan.

Interest and tax expense. For the three months ended March 31, 2010, interest expense was $27.9, compared to $23.0 for the three months ended March 31, 2009. Tax provisions were not material for either period.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $98,285 and working capital deficiency of $1,797,386.

Cash flow used by operations was $983,010 and $20,676 for the three months ended March 31, 2010 and 2009, respectively. The increase in cash flow used by operations resulted from the net loss from operations of $1,035,396 primarily due to legal and professional expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010, being offset by non-cash charges from stock-based compensation of $108,659.

Cash used in investing activities was $824 and $831 for the three months ended March 31, 2010 and 2009, respectively.

Cash provided by (used in) financing activities was $1,018,358 and ($31,940) for the three months ended March 31, 2010 and 2009, respectively. The increase is the result of proceeds received from issuance of common stock of 256,000 shares of our common stock or $1,280,000 in connection with our initial public offering completed on February 22, 2010.

On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to The Wall Street Journal prime rate plus 2.5%, or a minimum of 6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement. There was a balance of $178,384 outstanding at March 31, 2010. As of March 31, 2010, the Company has renegotiated the tangible net worth covenant with Proficio Bank and the first covenant compliance date under the renegotiated covenant will be June 30, 2010.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at March 31, 2010 was $3,342,075, and we incurred a net loss of $1,063,797 for the three months ended March 31, 2010. On March 31, 2010, we had working capital deficit of $1,797,386. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third-party financings.

Net proceeds of the Company’s initial public offering which was completed in February 2010, totaled $1,177,600 after taking into account underwriting discount and commissions of $102,400. The initial public offering included 256,000 shares of our common stock at a price of $5.00 per share. In addition, certain of our affiliates converted outstanding liabilities of $250,000 in the offering.

 On April 30, 2010, the Company entered into an Agreement and Plan of Merger with Consonus Technologies, Inc. and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company.

We expect that our cash flow from operations and the proceeds from the initial public offering will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders and there can be no guarantee that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt. Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete.

Our liquidity may also be adversely affected by the current economic conditions, including consumer spending, the ability to collect our accounts receivable and our ability to obtain working capital. There is no assurance that additional funds will be available on terms acceptable to the Company and its stockholders, or at all.

Impact of our initial public offering

In February 2010, we completed an initial public offering pursuant to which we sold 256,000 shares of common stock for gross proceeds of $1,280,000 (net proceeds available to the Company after deducting underwriting discount and commissions was $1,177,600). Over the long term, our results of operations will be affected by the costs of being a public entity, including changes in board and executive compensation, the costs of compliance with the Sarbanes-Oxley Act of 2002, the costs of complying with the Security Exchange Commission (“SEC”) requirements, and increased insurance, accounting and legal costs. These costs are not reflected in our historical results.

Increased Business Development and Executive Leadership Resources

In July 2009, with the acquisition of The Intelligent Project, LLC, two executives joined the Company.  Management believes that the addition of these individuals increased the Company’s resources in business development and executive leadership.  In addition, management believes the addition of these two seasoned executives will contribute to the business development efforts of the Company via their extensive relationships and contacts in the energy industry.  The Company believes this addition of executive talent will significantly increase its revenues and profits while optimizing how it manages its operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We review our estimates on an ongoing basis, including those related to allowances for doubtful accounts, certain revenue recognition related to contract deliverables, valuation allowances for deferred tax assets, rates at which deferred tax assets and liabilities are expected to be recorded or settled, accruals for paid time off and the estimated labor utilization rate used to determine cost of services of our foreign subsidiary. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our management believes the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.

Revenue Recognition

The Company’s primary revenue streams and the basis on which revenue is recognized for each are as follows:

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

Bundled Service Agreements (“BSAs”)
BSAs are packages of services that clients subscribe to, typically on an annual contract basis. The services typically include a combination of the following:

•      Access to subject matter experts as needed, by telephone
•      Discounted fees for the Company's events
•      Advertising space on the IssueAlert® e-publication
•      One to three reports and/or whitepapers on industry topics
•      Briefings on industry trends and research findings

BSAs also include annual memberships in the Advanced Metering Infrastructure and Meter Data Management (“AMI MDM”) forum and corporate contracts. The AMI MDM forum is designed for electric, water, and/or gas utilities, regulators, utility governing boards, independent system operators and consumer advocacy groups to come together and discuss meter data management successes, problems, issues, interfaces and best practices. Corporate contracts are characterized by an annual contract for a pre-defined amount of market research hours.  Clients of this service receive access to the Company’s directory and InfoGrid products. The primary service is the block of hours purchased.

The Company believes that the substance of BSAs, indicates that the purchaser pays for a service that is delivered over time.  As a result, revenue recognition occurs over the subscription period, or in the case of corporate contracts as the hours are utilized, reflecting the pattern of provision of service.

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

The Company’s deferred revenue consists primarily of amounts received from or billed to clients in conjunction with BSAs, T&M and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables.

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

 The Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2009 (described below) which has not been fully remediated as of March 31, 2010, we have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective.

We have identified material weaknesses in our internal controls due to the lack of segregation of duties and our recent restatement of the Company’s unaudited condensed consolidated financial statements for the three months and nine month periods ended September 30, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

 (b) Changes in internal controls

During our fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
10.1
Agreement and Plan of Merger dated as of April 30, 2010 between Midas Medici Group Holdings, Inc., MMGH Acquisition, Inc. and Consonus Technologies, Inc . (Incorporated by reference to Annex A to S-4 Registration Statement filed on May 3, 2010.)

10.2
Amendment to Employment Agreement between Midas Medici Group Holdings, Inc. and Nana Baffour dated as of April 30, 2010. (Incorporated by reference to current report on Form 8-K filed by the Registrant on May 6, 2010)

10.3
Amendment to Employment Agreement between Midas Medici Group Holdings, Inc. and Johnson Kachidza dated as of April 30, 2010 (Incorporated by reference to current report on Form 8-K filed by the Registrant on May 6, 2010)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

May 17, 2010	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)