Form 10-Q
period 2010-06-30
Midas Medici Group Holdings, Inc.
filed 2010-08-17
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 2,566,516 shares of the issuer's common stock issued and outstanding as of August 16, 2010.

MIDAS MEDICI GROUP HOLDINGS, INC.

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
		(Note 4)
ASSETS

Current assets:
Cash and cash equivalents	$32,252	$64,093
Accounts receivable, net of allowance for doubtful accounts of $100,996 and $125,041, respectively	95,618	300,394
Prepaid expenses and other current assets	17,628	9,650
Total current assets	145,498	374,137

Property and equipment, net	11,308	17,893
Other assets	1,762	2,697
Total assets	$158,568	$394,727

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,686,926	$1,527,588
Revolving credit facilities	179,461	171,804
Deferred revenue	155,136	149,372
Current portion of long-term debt	322,106	484,415
Current portion of capital lease obligations	9,051	11,899
Preferred stock dividends payable - stated	42,187	178,208
Total current liabilities	2,394,867	2,523,286

Long-term debt, less current portion	573,013	333,536
Capital lease obligations, less current portion	2,191	5,869
Total liabilities	2,970,071	2,862,691

Commitments and contingencies

Deficit:
Deficit of Midas Medici Group Holdings, Inc. and Subsidiaries:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued as of June 30, 2010 and December 31, 2009	-	-

Common stock, $0.001 par value; 40,000,000 authorized; issued 2,991,516 and outstanding 2,566,516 shares at June 30, 2010; issued 2,735,516 and outstanding 2,310,516 shares at December 31, 2009	2,992	2,736

Treasury stock, at cost; 425,000 shares at June 30, 2010 and December 31, 2009	(40)	(40)

Additional paid-in capital	1,409,343	(82,637)
Accumulated deficit	(4,097,816)	(2,309,048)
Accumulated other comprehensive income	7,943	6,867
Total stockholders' deficit of Midas Medici Group Holdings, Inc. and Subsidiaries	(2,677,578)	(2,382,122)
Non-controlling interest	(133,925)	(85,842)
Total deficit	(2,811,503)	(2,467,964)
Total liabilities and deficit	$158,568	$394,727

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$289,612	$934,016	$658,754	$1,729,558
Cost of services	154,675	528,580	430,816	939,039
Gross margin	134,937	405,436	227,938	790,519

Operating expenses:
Selling, general and administrative	869,660	510,406	1,993,886	964,494
Depreciation and amortization	3,245	4,536	7,417	9,414
Total operating expenses	872,905	514,942	2,001,303	973,908
Operating loss	(737,968)	(109,506)	(1,773,365)	(183,389)

Other income (expense):
Interest income	1	-	1	1
Interest expense	(31,109)	(20,035)	(58,978)	(43,064)
Total other income (expense)	(31,108)	(20,035)	(58,977)	(43,063)
Loss before income taxes	(769,076)	(129,541)	(1,832,342)	(226,452)

Provision for income taxes	3,978	159	4,509	2,077
Net loss	(773,054)	(129,700)	(1,836,851)	(228,529)
Less: Net loss attributable to the non-controlling interest	17,313	42,769	48,083	43,188
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	(755,741)	(86,931)	(1,788,768)	(185,341)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	-	(34,125)	-	(68,250)
Preferred stock dividend accretion	-	(89,353)	-	(172,732)
Net loss applicable to common stockholders	$(755,741)	$(210,409)	$(1,788,768)	$(426,323)

Net loss per common share (basic and diluted)	$(0.29)	$(0.30)	$(0.72)	$(0.60)

Weighted average number of common shares (basic and diluted)	2,566,516	711,542	2,492,969	710,306

Comprehensive loss:
Net loss	$(773,054)	$(129,700)	$(1,836,851)	$(228,529)
Foreign currency translation gain	2,589	9,849	1,076	16,124
Total comprehensive loss	(770,465)	(119,851)	(1,835,775)	(212,405)
Comprehensive loss attributable to the non-controlling interest	17,313	42,769	48,083	43,188
Comprehensive loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(753,152)	$(77,082)	$(1,787,692)	$(169,217)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount		Shares	Amount

Balance - January 1, 2010	2,735,516	$2,736	$(82,637)	425,000	$(40)	$(2,309,048)	$6,867	$(2,382,122)	$(85,842)	$(2,467,964)

Sales of common stock	256,000	256	1,279,744					1,280,000		1,280,000

Stock-based compensation			212,236					212,236		212,236

Foreign currency translation							1,076	1,076		1,076

Loss attributed to non-controlling interest								-	(48,083)	(48,083)

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries						(1,788,768)		(1,788,768)		(1,788,768)

Balance - June 30, 2010	2,991,516	$2,992	$1,409,343	425,000	$(40)	$(4,097,816)	$7,943	$(2,677,578)	$(133,925)	$(2,811,503)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,836,851)	$(228,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,417	9,414
Stock-based compensation	212,236	-
Changes in operating assets and liabilities, net of effects of consolidation of Utilipoint International, Inc:
Accounts receivable	199,822	(70,318)
Prepaid expenses and other current assets	(8,143)	19,337
Accounts payable and accrued expenses	170,054	62,947
Deferred revenue	5,764	32,324
Net cash used in operating activities	(1,249,701)	(174,825)

Cash flows from investing activities:
Additions to property and equipment	(824)	(1,243)
Net cash used in investing activities	(824)	(1,243)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	7,657	(133,353)
Change in bank overdrafts	-	8,093
Principal payments on capital lease obligations	(6,526)	(8,600)
Principal payments on notes payable	(252,029)	(47,980)
Proceeds from notes payable	329,197	194,469
Proceeds from issuance of common stock	1,280,000	25,000
Distribution/dividend to preferred stockholders	(136,022)	-
Net cash provided by financing activities	1,222,277	37,629

Effect of exchange rate changes on cash and cash equivalents	(3,593)	(3,930)
Net decrease in cash and cash equivalents	(31,841)	(142,369)
Cash and cash equivalents at beginning of period	64,093	144,546
Cash and cash equivalents at end of period	$32,252	$2,177

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,702	$37,771
Taxes	$4,509	$2,077

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital leases	$-	$1,884

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

Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 shares of Utilipoint Series A Preferred Stock that were converted into 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of December 31, 2009, an aggregate of 2,310,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici.

At the closing of the Merger Agreement on August 21, 2009, Midas Medici ceased to be a shell company. Any reference to “Company”, “Midas Medici”, “we” or “our” after August 21, 2009, refers to Midas Medici Group Holdings, Inc. together with our wholly-owned subsidiary Utilipoint and its subsidiaries.

References herein to Utilipoint common shares has been retrospectively adjusted to reflect the exchange ratio of 31.962187 Midas Medici common shares for each share of Utilipoint common stock in accordance with the Merger Agreement.

Utilipoint, together with its subsidiaries, is a utility and energy consulting, and issues analysis firm. Utilipoint offers public issues and regulatory management, advanced metering infrastructure and meter data management, rates and demand response, utility energy and technology, trading and risk management, and energy investment services. Utilipoint provides its services to energy companies, utilities, investors, regulators, and industry service providers primarily in North America and Europe. Utilipoint also serves select clients in Asia, South America, Africa and the Middle East. Utilipoint is incorporated under the laws of the State of New Mexico and is headquartered in Albuquerque, New Mexico, with two domestic regional offices in Tulsa, Oklahoma and Houston, Texas,. Utilipoint also has a wholly owned subsidiary, Utilipoint, s.r.o., in the Czech Republic and maintains its international operations through its office in Brno, Czech Republic.

In July 2009, Utilipoint acquired a controlling interest in The Intelligent Project, LLC (“IP”). IP is a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. IP is headquartered in West Lafayette, Indiana. The acquisition of IP was accounted for as a combination of entities under common control. As such, expenditures amounting to $177,603 for the period from January 1, 2009 through the date of acquisition have been included in the consolidated statements of operations and comprehensive loss as if the acquisition had occurred on January 1, 2009 (See Note 10 – Related Party Transactions).

The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of Midas Medici Group Holdings, Inc and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – PLAN OF MERGER

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

The merger will be accounted for using the acquisition method of accounting for financial reporting purposes. In a merger transaction, the acquisition method requires the identification of the acquiring entity. Consonus has been identified as the acquiring entity, and Midas as the acquired entity for accounting purposes. Under acquisition accounting, the assets and liabilities of an acquired company (Midas) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Consonus). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Consonus) and comparative statements of the surviving corporation will be those of the accounting acquirer (Consonus) rather than the legal acquirer (Midas).

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

NOTE 3 – LIQUIDITY AND BASIS OF PRESENTATION

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from this uncertainty. Our accumulated deficit at June 30, 2010 was $4,097,816, and we incurred a net loss of $1,836,851 for the six months ended June 30, 2010. On June 30, 2010, we had working capital deficit of $2,249,369. Historically, Utilipoint has funded its operations with cash obtained mainly from its stockholders and third-party financings.

As of June 30, 2010, the Company was not in compliance with the tangible net worth covenant on its revolving line of credit facility with Proficio Bank and the Company is currently in discussions with Proficio Bank to defer the tangible net worth covenant until such time that the Company’s pending merger with Consonus Technologies Inc. is finalized. Also, the Company was in default (amount outstanding exceeds total receivables) and is currently in discussions with Proficio Bank to cure the default.

We expect that our cash flow from operations and the proceeds from the public equity offering will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders, and there can be no assurance that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K. The December 31, 2009 balance sheet has been derived from those statements.

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

(c)           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include: allowances for doubtful accounts, stock-based compensation expense assumptions, certain revenue recognition methodologies related to contract deliverables, valuation allowances for deferred tax assets, rates at which deferred tax assets and liabilities are expected to be recorded or settled, accruals for paid time off and the estimated labor utilization rate used to determine cost of services for the Company’s foreign subsidiary.

(d)           Fair Value of Financial Instruments

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

(e)           Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provision of ASC 718-10 and ASC 505-50 “Stock Compensation and Equity Based Payments to Non-Employees.” ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  In accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”, the options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.

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

(f)           Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2010 and December 31, 2009, accounts payable and accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$841,954	$682,719
Accrued payroll and vacation	408,145	301,597
Due to Knox Lawrence International, LLC	197,645	381,382
Other accrued expenses	239,182	161,890
	$1,686,926	$1,527,588

NOTE 6 – NOTES PAYABLE

At June 30, 2010 and December 31, 2009, secured revolving credit facilities and other debt obligations consisted of the following:

		June 30, 2010	December 31, 2009
	Secured revolving credit facilities:
(1)	Proficio Bank	$171,884	$164,384
(2)	Chase Bank	7,577	7,420
	Subtotal	179,461	171,804
(3)	Related party notes	895,119	817,951
		1,074,580	989,755
	Current maturities of debt	501,567	656,219
	Long-term debt	$573,013	$333,536

1)	On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the Wall Street Journal prime rate plus 2.5%, or a minimum of 6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts receivable, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio Bank and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement. There was a balance of $171,884 outstanding at June 30, 2010. As of June 30, 2010, the Company was not in compliance with the tangible net worth covenant on its revolving line of credit facility with Proficio Bank and the Company is currently in discussions with Proficio Bank to defer the tangible net worth covenant until such time that the Company’s pending merger with Consonus Technologies Inc. is finalized. Also, the Company was in default (amount outstanding exceeds total receivables) and is currently in discussions with Proficio Bank to cure the default.

2)
In July 2009, IP secured a revolving credit facility with Chase Bank. The credit facility allows IP to borrow up to $15,000 at an interest rate ranging from 13.24% to 19.24%.  Interest accrues at an annual percentage rate of 13.24% for purchases and 19.24% for cash advances and overdraft protection. As of June 30, 2010, the amount outstanding under this credit facility was $7,577.

3)
As of June 30, 2010 and December 31, 2009, the Company had unsecured notes payable due to current and former shareholders totaling $895,119 and $817,951, respectively.   The various notes accrue interest ranging from 4% to 12% per annum and were subordinated to obligations under the above credit facility borrowings.

Knox Lawrence International, LLC (“KLI”), a shareholder,  and an entity of which Nana Baffour, our CEO and Co-Executive Chairman and Johnson M. Kachidza, President, our CFO and Co-Executive Chairman are each managing principals, has provided financing including:

(i)
On December 31, 2008, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $62,500. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2013.  As of June 30, 2010 and December 31, 2009, the balance outstanding was $62,500.

(ii)
On January 15, 2009, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $10,000. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014.  As of June 30, 2010 and December 31, 2009, the balance outstanding was $10,000.

(iii)
On June 30, 2009, the Intelligent Project, LLC issued an unsecured promissory note to KLI IP Holding, Inc., a shareholder in The Intelligent Project, LLC, in the amount of $108,969. Interest on this note accrues at an annual percentage rate of 5%. The note matures on June 30, 2012. As of June 30, 2010 and December 31, 2009, the balance outstanding was $108,969.

(iv)
On July 1, 2009, Utilipoint issued a Revolving Senior Subordinated Debenture to KLI. The Debenture provides for payment of interest in the amount of 10% per annum and matures on July 1, 2014.  As of June 30, 2010 and December 31, 2009, the balance outstanding was $391,544 and $137,067, respectively.

Officers and other affiliates of Utilipoint have provided the following financing including:

(i)
On January 1, 2006, Utilipoint issued a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447,106. The Debenture provides for payment of interest in the amount of 12% per annum. On March 31, 2010, per terms of an extension agreement, the Debenture maturity date was extended to June 30, 2010. As of June 30, 2010 and December 31, 2009, the balance outstanding was $322,106 and $447,106, respectively.

(ii)
An unsecured note bearing interest at a variable interest rate which was due on August 20, 2009 but extended through 2010. The outstanding balance was $0 and $16,309 as of June 30, 2010 and December 31, 2009, respectively.

(iii)	An unsecured note bearing interest at 4% per annum which is due on May 4, 2010. The outstanding balance was $0 and $5,000 as of June 30, 2010 and December 31, 2009, respectively.
(iv)	An unsecured note bearing interest at 10% per annum which is due on January 15, 2014. The outstanding balance was $0 and $15,000 as of June 30, 2010 and December 31, 2009, respectively.
In accordance with a separation agreement with a former executive, a $16,000 note payable which was originally due on September 23, 2009 was restructured on August 1, 2009 in connection with the resignation of the Company executive who holds the note. In accordance with terms of the separation agreement, the former Company executive agreed to an extension of terms.  As of June 30, 2010 and December 31, 2009, the balance outstanding was $0 and $16,000 respectively.

Interest expense on notes payable and the revolving credit facilities was $30,755 and $58,193 respectively for the three and six months ended June 30, 2010 and $19,319 and $41,545 respectively for the three and six months ended June 30, 2009.

NOTE 7 - STOCKHOLDERS’ DEFICIT

In accordance with the reverse merger transaction between the Company and Utilipoint on August 21, 2009 (refer to Note 1,  Description of Business), an aggregate of 1,348,516 shares with a par value of $.001 of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). This included 21,523 shares of Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint stock options at the time of the reverse merger were exchanged for 172,597 Midas Medici stock options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

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

Shares issued and outstanding at June 30, 2010 and December 31, 2009 were:

	June 30, 2010	December 31, 2009
Common Stock issued	2,991,516	2,735,516
Treasury shares held	(425,000)	(425,000)
Common Stock outstanding	2,566,516	2,310,516

Preferred Stock Dividends - Prior to the merger transaction, Utilipoint was required to pay preferential cumulative dividends in cash to the holders of the Series A Preferred Stock as follows:

•An annual dividend equal to 13% of the original purchase price, payable quarterly on October 31st, January 31st, April 30th and July 31st of each year commencing on October 31, 2007 (the “Quarterly Dividends”). This equated to $34,125 per quarter.

•Commencing on January 31, 2010, and continuing on the last day of each month thereafter until July 23, 2010, a dividend equal to the monthly payment that would be payable on the Original Purchase Price based on a 24-month amortization schedule using a 13% annual interest rate (the “Monthly Dividends”).  This equated to $49,919 per month.

•Upon the first to occur of the following: (i) a liquidation of Utilipoint; (ii) a change in control of the Board of Directors of Utilipoint; or (iii) the failure to convert the Series A Preferred Stock to Common Stock by July 23, 2010, a dividend equal to the Original Purchase Price less any portion of the Monthly Dividends that would be allocable to principal if the Monthly Dividends were treated as loan payments (the “Balloon Dividend”).  This equated to an $812,382 Balloon Dividend.

Series A Preferred Stock dividends were cumulative so that, if Utilipoint was unable to pay, or if the Board of Directors failed to declare Series A Preferred Stock dividend for any period, such Series A Preferred Stock dividends nevertheless accrued and were payable in subsequent periods.  Any payment of Series A Preferred Stock dividends by Utilipoint in any period  first were to be applied to any accrued but unpaid Series A Preferred Stock dividends for prior periods, in chronological order, and then to dividends due for that period.

As of June 30, 2010, dividends declared but not paid totaled $42,187. As of the acquisition date of August 21, 2009 and as of June 30, 2010, $238,875 of stated Series A Preferred Stock dividends had been paid to the preferred shareholders by KLI on behalf of Utilipoint. Refer to Note 10, Related Party Transactions - Utilipoint Preferred Dividends.

The discount resulting from the increasing rate feature of the Series A Preferred Stock dividend represented an unstated dividend cost that was being amortized over the three year period preceding payment of the Balloon Dividend using the effective interest method, by charging the imputed dividend cost against Additional Paid-in Capital.  The total stated dividends, whether or not declared, and unstated dividend cost combined represented a period’s total preferred stock dividend, which was deducted from net loss to arrive at net loss available to common shareholders.

Pursuant to the Merger Agreement, the 21,523 outstanding shares of Series A Preferred Stock were converted to 687,922 Midas Medici common shares (refer to Note 1, Description of Business).

Common Stock Dividends

The Company may declare dividends on the common stock. There has been no common stock dividends declared as of June 30, 2010. Under the terms of the Loan Agreement with Proficio Bank (refer to Note 6, Notes Payable), the Company is restricted from declaring or paying dividends without the prior written consent of the bank.

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

A summary of option activity under the MMGH Option Plan as of June 30, 2010, and changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at Janurary 1, 2010	456,116	$2.45
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(29,500)	$3.02
Outstanding at June 30, 2010	426,616	$2.41	4.4	$1,053,855
Expected to vest at June 30, 2010	406,366	$2.35	4.4	$1,021,505
Exercisable at June 30, 2010	161,616	$1.58	4.3	$512,855

No new options were granted during the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009. Options granted prior to this period were valued using the Black-Scholes-Merton option pricing model. As of June 30, 2010, no options have been exercised.

A summary of warrant activity and changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at Janurary 1, 2010	-	$-
Granted	12,800	$6.00
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at June 30, 2010	12,800	$6.00	4.7	$-
Expected to vest	12,800	$6.00	4.7	$-
Exercisable at June 30, 2010	-	$-	-	$-

The fair value of each warrant grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Expected dividend yield	0%
Risk-free rate	1.47%
Expected stock price volatility	94.02%
Expected term (years)	5.0

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

The total value of the stock option and warrants awards is expensed ratably over the vesting period of the option. As of June 30, 2010, total unrecognized compensation cost related to stock option and warrants awards, to be recognized as expense subsequent to June 30, 2010 was $51,772, and the related weighted-average period over which it is expected to be recognized was approximately one (1) year.

No options vested during the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009. Stock-based compensation in the amount of $103,577 and $212,236 was expensed for the three and six months ended June 30, 2010, respectively and $0 for the three and six months ended June 30, 2009.

NOTE 9 - CONCENTRATION RISKS

(a)             Credit Concentration

Our demand deposits are placed with major financial institutions.  Management believes the Company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the Federally insured limits.

(b)             Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of total revenue for the six months ended June 30, 2010. Four customers accounted for 54% of revenue for the six months ended June 30, 2009.

As of June 30, 2010, one customer accounted for approximately 25% of the total outstanding net accounts receivable and as of December 31, 2009 three customers accounted for approximately 51% of the total outstanding net accounts receivable.

NOTE 10 - LOSS PER COMMON SHARE

In August 2009, Utilipoint's Series A preferred Shares were converted into 687,922 shares of common stock as part of the merger transaction. Prior to the conversion, the Preferred Shares were not included in the basic or diluted net loss per share since the Company included the impact of the preferred dividends and discount accretion as adjustments to arrive at the net loss applicable to common stockholders during the period  from January 1, 2009 to the date of the merger transaction. After the conversion date, which was the same as the date of the merger, those shares were included in the basic and diluted net loss per share. The written put options issued July 23, 2007 for the purchase of 191,390 shares of Common Stock, which were subsequently cancelled as of the reverse merger between Midas Medici and Utilipoint on August 21, 2009, and any other outstanding options and warrants were not included in the computation of diluted net loss per share because the inclusion of such shares would have an anti-dilutive effect on the net loss applicable to common stockholders.

Basic loss per share has been computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock, adjusted as noted above, outstanding during each period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(755,741)	$(86,931)	$(1,788,768)	$(185,341)
Preferred stock stated dividends	-	(34,125)	-	(68,250)
Preferred stock dividend accretion	-	(89,353)	-	(172,732)
Net loss applicable to common stockholders	$(755,741)	$(210,409)	$(1,788,768)	$(426,323)

Shares used in net loss per share (basic and diluted)	2,566,516	711,542	2,492,969	710,306

Net loss per common share (basic and diluted)	$(0.29)	$(0.30)	$(0.72)	$(0.60)

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

Revenues from Consonus Technologies, Inc., a company controlled by KLI, were $25,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.  Nana Baffour, our CEO and Co-Executive Chairman and Johnson M. Kachidza, our President, CFO and Co-Executive Chairman are each managing principals of KLI.

In July 2009, Utilipoint acquired a controlling interest in IP. The acquisition was accounted for as a combination of entities under common control. IP was founded on March 10, 2009, by KLI IP Holding, Inc. and David Steele, the current president of Utilipoint and former President of a predecessor KLI portfolio company. Nana Baffour, our CEO and Co-Executive Chairman, was the managing member of IP prior to the acquisition. IP’s management committee consisted of Nana Baffour, Johnson Kachidza, David Steele and Ken Globerman. Prior to the acquisition, David Steele, a managing director of IP was also a senior managing director of Utilipoint. From inception to when IP was acquired, its operations were funded through loans provided by KLI. Prior to its acquisition, IP was controlled by KLI IP Holding Inc., which held a 75% interest in IP. KLI IP Holding, Inc. is controlled by Nana Baffour and Johnson Kachidza, who held a 60% interest.

In connection with the acquisition of IP:

1)
Utilipoint entered into a capital commitment agreement with IP for an amount of up to $200,000. IP will be able to make capital requests on the capital commitment agreement for initial financing. Utilipoint received a 60% interest in IP as a result of signing the capital contribution agreement. As of June 30, 2010, Utilipoint had provided no capital under the capital commitment agreement.

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

Utilipoint Management Fees

Effective with the acquisition of Utilipoint, management fees to KLI of $25,000 per quarter are no longer applicable. At June 30, 2010, there were no outstanding management fees due to KLI.

Utilipoint Preferred Dividends

The net assets of Utilipoint acquired by the Company on August 21, 2009 included preferred dividends payable to KLI.  KLI assumed the obligation to pay the preferred dividends to UTP International, LLC (“UTPI”) on Utilipoint’s behalf as per the former Utilipoint preferred shareholders’ agreement. Utilipoint’s obligation for preferred dividends therefore became an obligation to KLI. At June 30, 2010 and December 31, 2009, outstanding dividends payable due to KLI totaled $42,187 and $178,208, respectively.

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

Incurred and allocated expenses related to office rent, office services and professional fees totaling $93,382 and $262,602 for the three and six months ended June 30, 2010, respectively and $0 for the three and six months ended June 30, 2009. For the six months ended June 30, 2010, the Company reimbursed KLI $332,361. The balance of $197,645 and $267,404 at June 30, 2010 and December 31, 2009, respectively, is a component of "Accrued Expenses" on the condensed consolidated balance sheets. The expenses are a component of “Selling, general and administrative” operating expenses on the consolidated statements of operations and comprehensive loss.

NOTE 11 - INCOME TAXES

Utilipoint International, Inc. is a C-corporation, cash basis taxpayer.   The Intelligent Project LLC has elected to be treated under the Internal Revenue Code as a partnership.  Accordingly, all income taxes relating to their profits and losses are the responsibility of the members.  Utilipoint, s.r.o. is established in the Czech Republic and incurs corporation income taxes at the rate of approximately 20%.

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

On August 21, 2009, Midas Medici completed a reverse merger with Utilipoint, a New Mexico corporation which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to a Merger Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Company. Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of June 30, 2010, an aggregate of 2,310,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

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

Utilipoint, the Company’s wholly-owned subsidiary, provides custom research and management, technology and policy consulting services to utilities, investors, regulators, and energy industry service providers both domestically and internationally. These services are provided using multi-disciplinary teams with deep subject matter expertise, highly analytical methodologies, primary research and technology-enabled tools. Utilipoint helps clients conceive, develop, implement and improve Smart Grid and other energy solutions that address the efficiency, reliability and security of the generation, transmission, and distribution of electricity to end users. Utilipoint has 16 employees, including many whom we believe are recognized leaders in their respective fields. As of June 30, 2010, more than 50% of professional staff held post-graduate degrees in such diverse fields as economics, engineering, business administration, information technology, law, life sciences and public policy. Utilipoint’s senior managers have considerable industry and project management experience and an average tenure of more than 20 years in the industry. We believe this diverse pool of intellectual capital enables us to assemble multi-disciplinary teams that can provide creative solutions to our clients’ most pressing problems.

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

The Intelligent Project.  On July 1, 2009, Utilipoint, our wholly-owned subsidiary, acquired a majority interest in The Intelligent Project, LLC (“IP”), a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. Utilipoint’s acquisition of IP was accounted for as a combination between entities under common control. As part of the transaction, Utilipoint entered into a capital commitment agreement with Intelligent Project for an amount up to $200,000 to support its initial financing. No advances have been made under this agreement as of June 30, 2010. Utilipoint will also provide certain management services to Intelligent Project in exchange for reasonable compensation. Further, the existing members of IP will provide services to Utilipoint in exchange for options to purchase an aggregate of 17,579 shares of the common stock of Midas Medici that were fully-vested on the date of grant. No options have been issued as of June 30, 2010.

Utilipoint. On August 21, 2009, Midas Medici completed a reverse merger with Utilipoint, a New Mexico corporation which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to an Acquisition Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Co. Pursuant to the Acquisition Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of June 30, 2010, an aggregate of 2,310,516 shares of Midas Medici common stock are outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the acquisition were not registered with the Securities and Exchange Commission and are considered to be restricted securities. KLI, KLI IP Holding, Inc. and UTP International LLC, stockholders of Utilipoint, received an aggregate of 889,444 shares of our common stock, and options to purchase 27,168 shares of our common stock at the closing of the Merger in exchange for 27,828 shares of Utilipoint and 850 options of Utilipoint. Prior to the merger, KLI, owned 6,305 shares (14.9%) of Utilipoint of which 4,855 were acquired on July 23, 2007, 1,250 were acquired on December 31, 2008 and 200 were acquired on January 15, 2009.  KLI IP Holding, Inc. owned 0 shares or 0% of Utlipoint and UTP International LLC owned 21,523 preferred shares (51%) of Utilipoint which were acquired on July 23, 2007.  At the closing of the merger, the preferred shares were converted into common shares (51% of Utilipoint) at a ratio of one preferred share for one common share.  In exchange for their shares of Utilipoint, each of KLI, KLI IP Holding, Inc. and UTP International LLC received, 201,522 shares, 0 shares and 687,922 shares of Midas Medici, respectively, in connection with the acquisition of Utilipoint by Midas Medici. KLI IP Holding, Inc. received 27,168 options to acquire shares of Midas Medici at the closing of the merger. Each of these entities has no operations and their sole business is their current ownership of our shares acquired at the closing of the merger. UTP International LLC is a wholly owned subsidiary of KLI.  Prior to the merger, KLI and its affiliates owned an aggregate of 65.9% of Utilipoint and upon the consummation of the merger owns 38.5% of Midas Medici, which in turn owns 100% of Utilipoint. Nana Baffour, our CEO and Co-Executive Chairman and Johnson Kachidza, our President, CFO and Co-Executive Chairman are co-founders and Managing Principals of KLI. Messrs. Baffour and Kachidza are the principal shareholders of KLI, KLI IP Holding, Inc. and each own 373.5 membership units or 37.35% of KLI, 150 shares or 30% of KLI IP Holding, Inc., no membership units or 0% of UTP International, LLC and have an indirect ownership in UTP International, LLC through KLI.

Also, Messrs. Baffour and Johnson Kachidza were directors of Utilipoint since August 2007. Mr. Baffour became Chairman of Utilipoint's board in August 2007. In August 2009, after the closing of the merger, Mr. Baffour was appointed as the CEO of Utilipoint.

KLI and its affiliates have had a close relationship with Utilipoint through their ownership interests and by virtue of the involvement of Messrs. Baffour and Johnson, who in addition to serving as our CEO and President, respectively, are also Managing Members of KLI and control KLI IP Holdings, Inc. and UTP International, LLC.

Pending Merger with Consonus Technologies, Inc.  On April 30, 2010, the Company entered into an Agreement and Plan of Merger with Consonus Technologies, Inc. and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company.  For more information please refer to Amendment No. 4 on Form S-4 as filed with the Securities and Exchange Commission on July 1, 2010.

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

Three months ended June 30, 2010 compared to three months ended June 30, 2009 (dollars in thousands)

Revenues. Revenues for the three months ended June 30, 2010 were $289.6, compared to $934.0 for the three months ended June 30, 2009. The decrease in revenues was primarily due to the Company's clients and target customers cutting budgets for discretionary spending that account for the Company's core revenues sources as a result of the recent recessionary macroeconomic conditions and management’s realigning of the business via migrating from low margin, high risk fixed-price time and materials projects to consulting projects based on products and services,  as well as high margin bundled service products, providing data, analytics and packaged subscriptions.

Cost of services. Cost of services for the three months ended June 30, 2010 were $154.7, or 53.4% of revenue, compared to $528.6 or 56.6% of revenue, for the three months ended June 30, 2009. The increase in our margins, as a result of lower cost of services as a percentage of revenues, was primarily due to decreased direct expenses such as direct travel expenses and reduced utilization of consultant services.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2010 were $869.7, compared to $510.4 for the three months ended June 30, 2009. Selling, general and administrative expenses increased significantly primarily due to expenses related to the preparation and filing of the Form S-4 registration statement filed on May 3, 2010 and stock-based compensation charges for the options granted under the MMGH Option Plan of $103.6.

Operating loss. For the three months ended June 30, 2010, losses from operations totaled $738.0, compared to an operating loss of $109.5 for the three months ended June 30, 2009. Loss from operations increased primarily due to reduced revenues combined with expenses related to the preparation and filing of the Form S-4 registration statement and stock-based compensation charges for the options granted under the MMGH Option Plan.

Interest and tax expense. For the three months ended June 30, 2010, interest expense was $31.1, compared to $20.0 for the three months ended June 30, 2009. Tax provisions were not material for either period.

Six months ended June 30, 2010 compared to six months ended June 30, 2009 (dollars in thousands)

Revenues. Revenues for the six months ended June 30, 2010 were $658.8, compared to $1,729.6 for the six months ended June 30, 2009. The decrease in revenues was primarily due to the Company's clients and target customers cutting budgets for discretionary spending that account for the Company's core revenues sources as a result of the recent recessionary macroeconomic conditions and management’s realigning of the business via migrating from low margin, high risk fixed-price time and materials projects to consulting projects based on products and services,  as well as high margin bundled service products, providing data, analytics and packaged subscriptions.

Cost of services. Cost of services for the six months ended June 30, 2010 were $430.8, or 65.4% of revenue, compared to $939.0 or 54.3% of revenue, for the six months ended June 30, 2009. The decrease in our margins, as a result of higher cost of services as a percentage of revenues, was primarily due to increased direct labor expenses for the six months ended June 30, 2010 compared to the three months ended June 30, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2010 were $1,993.9, compared to $964.5 for the six months ended June 30, 2009. Selling, general and administrative expenses increased significantly primarily due to expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010 of $386.1 and stock-based compensation charges for the options granted under the MMGH Option Plan of $212.2.

Operating loss. For the six months ended June 30, 2010, losses from operations totaled $1,773.4, compared to an operating loss of $183.4 for the six months ended June 30, 2009. Loss from operations increased primarily due to reduced revenues combined with expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010, expenses related to the preparation and filing of a Form S-4 registration statement and stock-based compensation charges for the options granted under the MMGH Option Plan.

Interest and tax expense. For the six months ended June 30, 2010, interest expense was $59.0, compared to $43.1 for the six months ended June 30, 2009. Tax provisions were not material for either period.

Non-GAAP financial measure and reconciliation (EBITDA AND ADJUSTED EBITDA):

We define Adjusted EBITDA as operating income (loss) before interest, taxes, depreciation and amortization expenses, excluding non-cash stock-based compensation expense,  non-recurring merger costs and severance expense.   We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop forecasts and measure our performance against those forecasts.

We believe that analysts and investors use Adjusted EBITDA as a supplementary measure to evaluate a company’s overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation, or as a substitute for analysis of our results as reported under GAAP. We believe that, with a full understanding of its limitations, adjusted EBITDA provides useful information regarding how our management views our business. In addition, it allows analysts, investors and other interested parties in the technology and energy consulting industries to facilitate company comparisons because it eliminates many differences caused by variations in capital structures (affecting interest expense), taxation, the life-cycle stage and “book basis” depreciation expense of facilities and equipment, as well as non-operating and one-time charges to earnings.

Adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments. Our calculation of Adjusted EBITDA is not directly comparable to EBIT (earnings before interest and taxes) or EBITDA. In addition, Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; our interest expense, or the cash requirements necessary to service interest or principal payments our outstanding debt; any cash requirements for the replacement of assets being depreciated or amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges; and the fact that other companies in our industry may calculate adjusted EBITDA differently than we do which limits its usefulness as a comparative measure. Adjusted EBITDA is not intended to replace operating income, net income and other measures of financial performance reported in accordance with GAAP. Rather, Adjusted EBITDA is a measure of operating performance that you may consider in addition to those measures. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA as a supplementary measure.

Set forth below is a reconciliation of net loss to EBITDA to Adjusted EBITDA for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reconciliation of Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries to EBITDA to Adjusted EBITDA
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(755,741)	$(86,931)	$(1,788,768)	$(185,341)

Other expenses, net	31,108	20,035	58,977	(43,063)
Provision (benefit) for income taxes	3,978	159	4,509	2,077
Depreciation and amortization	3,245	4,536	7,417	9,414

EBITDA	(717,410)	(62,201)	(1,717,865)	(216,913)

Stock based compensation	103,577	-	212,236	-
Non-recurring legal and professional fees related to merger and public offering costs of MMGH	236,879	-	631,963	-

ADJUSTED EBITDA	$(376,954)	$(62,201)	$(873,666)	$(216,913)

Liquidity and Capital Resources (dollars in thousands)

At June 30, 2010, we had cash and cash equivalents of $32.2 and working capital deficiency of $2,249.3.

Cash flow used by operations was $1,249.7 and $174.8 for the six months ended June 30, 2010 and 2009, respectively. The increase in cash flow used by operations resulted from the net loss from operations of $1,836.8 primarily due to legal and professional expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010 and preparation and filing of a Form S-4 registration statement filed on May 3, 2010, being offset by non-cash charges from stock-based compensation of $212.2.

Cash used in investing activities was $0.8 and $1.2 for the six months ended June 30, 2010 and 2009, respectively.

Cash provided by financing activities was $1,222.2 and $37.6 for the six months ended June 30, 2010 and 2009, respectively. The increase is the result of proceeds received from issuance of common stock of 256,000 shares of our common stock or $1,280 in connection with our initial public offering completed on February 22, 2010.

On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to The Wall Street Journal prime rate plus 2.5%, or a minimum of 6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement. There was a balance of $171.9 outstanding at June 30, 2010. As of June 30, 2010, the Company was not in compliance with the tangible net worth covenant on its revolving line of credit facility with Proficio Bank and the Company is currently  in discussions with Proficio Bank to defer the tangible net worth covenant until such time that the Company’s pending merger with Consonus Technologies Inc. is finalized. Also, the Company was in default (amount outstanding exceeds total receivables) and is currently in discussions with Proficio Bank to cure the default.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at June 30, 2010 was $4,097.8, and we incurred a net loss of $773.1 and $1,836.8 for the three and six months ended June 30, 2010, respectively. On June 30, 2010, we had working capital deficit of $2,249.37. Historically, Utilipoint has funded its operations with cash obtained mainly from its stockholders and third-party financings.

Net proceeds of the Company’s initial public offering which was completed in February 2010, totaled $1,177.6 after taking into account underwriting discount and commissions of $102.4. The initial public offering included 256,000 shares of our common stock at a price of $5.00 per share. In addition, certain of our affiliates converted outstanding liabilities of $250 in the offering.

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

Recent Accounting Pronouncements

See recently adopted and issued accounting standards in Part I, Item 1. Financial Statements, Note 4 and summary of significant accounting policies.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2009 (as described in the Company's form 10-K) which has not been fully remediated as of June 30, 2010, we have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective.

(b) Changes in internal controls

During our fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Midas Medici Group Holdings, Inc.

August 17, 2010	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)