Form 10-Q
period 2010-09-30
Midas Medici Group Holdings, Inc.
filed 2010-11-15
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 2,566,516 shares of the issuer's common stock issued and outstanding as of November 12, 2010.

MIDAS MEDICI GROUP HOLDINGS, INC.

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
		(Note 4)
ASSETS

Current assets:
Cash and cash equivalents	$19,068	$64,093
Accounts receivable, net of allowance for doubtful accounts of $110,996 and $125,041, respectively	146,599	300,394
Prepaid expenses and other current assets	16,483	9,650
Total current assets	182,150	374,137

Property and equipment, net	8,369	17,893
Other assets	1,763	2,697
Total assets	$192,282	$394,727

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,101,703	$1,527,588
Revolving credit facilities	179,263	171,804
Deferred revenue	137,296	149,372
Current portion of long-term debt	322,106	484,415
Current portion of capital lease obligations	7,549	11,899
Preferred stock dividends payable - stated	42,187	178,208
Total current liabilities	2,790,104	2,523,286

Long-term debt, less current portion	750,419	333,536
Capital lease obligations, less current portion	853	5,869
Total liabilities	3,541,376	2,862,691

Commitments and contingencies

Deficit:
Deficit of Midas Medici Group Holdings, Inc. and Subsidiaries:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued as of September 30, 2010 and December 31, 2009	-	-

Common stock, $0.001 par value; 40,000,000 authorized; issued 2,991,516 and outstanding 2,566,516 shares at September 30, 2010; issued 2,735,516 and outstanding 2,310,516 shares at December 31, 2009	2,992	2,736

Additional paid-in capital	1,499,246	(82,637)
Accumulated deficit	(4,705,337)	(2,309,048)
Treasury stock, at cost; 425,000 shares at September 30, 2010 and December 31, 2009	(40)	(40)
Accumulated other comprehensive income	5,493	6,867
Total stockholders' deficit of Midas Medici Group Holdings, Inc. and Subsidiaries	(3,197,646)	(2,382,122)
Non-controlling interest	(151,448)	(85,842)
Total deficit	(3,349,094)	(2,467,964)
Total liabilities and deficit	$192,282	$394,727

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$242,226	$837,404	$900,980	$2,566,962
Cost of services	97,676	506,153	528,491	1,445,193
Gross margin	144,550	331,251	372,489	1,121,769

Operating expenses:
Selling, general and administrative	726,410	820,474	2,720,295	1,784,968
Depreciation and amortization	2,939	4,421	10,356	13,835
Total operating expenses	729,349	824,895	2,730,651	1,798,803
Operating loss	(584,799)	(493,644)	(2,358,162)	(677,034)

Other income (expense):
Interest income	1	1	2	2
Interest expense	(39,552)	(19,791)	(98,531)	(62,855)
Total other income (expense)	(39,551)	(19,790)	(98,529)	(62,853)
Loss before income taxes	(624,350)	(513,434)	(2,456,691)	(739,887)

Provision for income taxes	695	-	5,204	2,077
Net loss	(625,045)	(513,434)	(2,461,895)	(741,964)
Less: Net loss attributable to the non-controlling interest	17,523	69,634	65,606	71,041
Net loss attributable to common stockholders of Midas Medici Group Holdings, Inc. and Subsidiaries	(607,522)	(443,800)	(2,396,289)	(670,923)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	-	(41,708)	-	(109,958)
Preferred stock dividend accretion	-	(30,377)	-	(203,109)
Net loss applicable to common stockholders of Midas Medici Group Holdings, Inc. and Subsidiaries	$(607,522)	$(515,885)	$(2,396,289)	$(983,990)

Net loss per common share (basic and diluted)	$(0.24)	$(0.32)	$(0.95)	$(0.64)

Weighted average number of common shares (basic and diluted)	2,566,516	1,600,037	2,517,754	1,531,736

Comprehensive loss:
Net loss	$(625,045)	$(513,434)	$(2,461,895)	$(741,964)
Foreign currency translation (loss) gain	(2,451)	(4,882)	(1,374)	11,242
Total comprehensive loss	(627,496)	(518,316)	(2,463,269)	(730,722)
Comprehensive loss attributable to the non-controlling interest	17,523	69,634	65,606	71,041
Comprehensive loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(609,973)	$(448,682)	$(2,397,663)	$(659,681)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount			Shares	Amount
Balance - January 1, 2010	2,735,516	$2,736	$(82,637)	$(2,309,048)	425,000	$(40)	$6,867	$(2,382,122)	$(85,842)	$(2,467,964)

Sales of common stock	256,000	256	1,279,744					1,280,000		1,280,000

Stock-based compensation			302,139					302,139		302,139

Foreign currency translation							(1,374)	(1,374)		(1,374)

Loss attributed to non-controlling interest								-	(65,606)	(65,606)

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries				(2396,289)				(2,396,289)		(2,396,289)

Balance - September 30, 2010	2,991,516	$2,992	$1,499,246	$(4,705,337)	425,000	$(40)	$5,493	$(3,197,646)	$(151,448)	$(3,349,094)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,461,895)	$(741,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,356	13,835
Stock-based compensation	302,139	196,375
Changes in operating assets and liabilities, net of effects of consolidation of Utilipoint International, Inc:
Accounts receivable	157,160	150,795
Prepaid expenses and other current assets	(6,280)	20,074
Accounts payable and accrued expenses	572,961	319,705
Deferred revenue	(14,872)	25,813
Net cash used in operating activities	(1,440,431)	(15,367)

Cash flows from investing activities:
Additions to property and equipment	(824)	(1,081)
Net cash acquired from acquisition	-	16,482
Net cash provided by (used in) investing activities	(824)	15,401

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facilities	7,459	(163,062)
Principal payments on capital lease obligations	(9,366)	(12,639)
Principal payments on notes payable	(268,229)	(97,260)
Proceeds from notes payable	522,803	212,046
Proceeds from issuance of common stock	1,280,000	25,000
Distribution/dividend to preferred stockholders	(136,022)	-
Net cash provided by (used in) financing activities	1,396,645	(35,915)

Effect of exchange rate changes on cash and cash equivalents	(415)	3,670
Net decrease in cash and cash equivalents	(45,025)	(32,211)
Cash and cash equivalents at beginning of period	64,093	144,546
Cash and cash equivalents at end of period	$19,068	$112,335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,983	$55,350
Taxes	$5,204	$2,077

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment acquired under capital leases	$-	$1,884

See the accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Midas Medici Group Holdings, Inc., formerly Mondo Acquisition I, Inc. (“Midas Medici”, the “Company”), was incorporated in the State of Delaware on October 30, 2006 for the purpose of raising capital that was intended to be used in connection with its business plans which included a possible merger, acquisition or other business combination with an operating business. On May 15, 2009, Mondo Management Corp., the then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement. Pursuant to the Purchase Agreement, Mondo Management Corp. sold to Midas Medici Group 1,000,000 previously issued and outstanding shares of Mondo Management Corp.'s restricted common stock, comprising 100% of the issued and outstanding capital stock of Mondo Management Corp. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

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

Certain stockholders of Consonus holding in the aggregate 1,893,515 or 58.7% of the issued and outstanding shares of Consonus as of September 30, 2010, including certain members of its board of directors and mangement, in their capacities as stockholders of Consonus, have separately entered into voting agreements with Consonus in which they have agreed to vote all shares of Consonus capital stock that they beneficially owned as of the date of their respective agreements, and that they subsequently acquire, in favor of the merger, against any matter that would result in a breach of the merger agreement by Consonus and against any proposal made in opposition to, or in competition with, the consummation of the merger and the other transactions contemplated by the merger agreement.

KLI and its affiliates own an aggregate of 2,056,507 shares, representing 56.5% of the outstanding common stock of  Consonus. Nana Baffour, the CEO and Co-Executive Chairman of the Company and Johnson M. Kachidza, President, CFO and Co-Executive Chairman of the Company are each managing principals of KLI. In addition, Messrs. Baffour and Kachidza are members of the Board of Directors of Consonus and Mr. Baffour is Executive Chairman of Consonus. KLI owns 120,113 shares representing 4.7% of the outstanding common stock of the Company. In addition, Messrs Baffour and Kachidza, individually and through entities which they control own in the aggregate 1,261,734 shares representing 46.8% of the outstanding common stock of the Company. Upon the consummation of the merger, KLI will beneficially own 2,855,267 or 38.6% of the outstanding shares of the combined company. In addition, Mssrs. Baffour and Kachidza will beneficially own 3,996,888 or 53.1% of the outstanding shares of the combined company.

NOTE 3 – LIQUIDITY AND BASIS OF PRESENTATION

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from this uncertainty. Our accumulated deficit at September 30, 2010 was $4,705,337, and we incurred a net loss of $2,461,895 for the nine months ended September 30, 2010. On September 30, 2010, we had working capital deficit of $2,607,954. Historically, Utilipoint has funded its operations with cash obtained mainly from its stockholders and third-party financings.

As of September 30, 2010, the Company was not in compliance with the tangible net worth covenant and was also in default on its revolving line of credit facility (the "Credit Facility") with Proficio Bank. The credit facility matured on October 14, 2010 and was paid in full on November 2, 2010.

We expect that our cash flow from operations, reduction in expenses related to the merger with Consonus, growth of revenue and our customer base resulting from realigning our business will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders, and there can be no assurance that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K. The December 31, 2009 balance sheet has been derived from those statements.

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

Time and Materials Contracts (“T&M”)
T&M are services billed at a set hourly rate.  Project related expenses are passed through at cost to clients.  Normally invoices occur on a monthly basis. The Company recognizes revenue as billed unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2010 and December 31, 2009, accounts payable and accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$997,338	$682,719
Accrued payroll and vacation	526,216	301,597
Due to Knox Lawrence International, LLC	261,736	381,382
Other accrued expenses	316,413	161,890
	$2,101,703	$1,527,588

NOTE 6 – NOTES PAYABLE

At September 30, 2010 and December 31, 2009, secured revolving credit facilities and other debt obligations consisted of the following:

	September 30, 2010	December 31, 2009
Secured revolving credit facilities:
Proficio Bank	$171,884	$164,384
Chase Bank	7,379	7,420
	179,263	171,804
Related party notes	1,072,525	817,951
	1,251,788	989,755
Current maturities of debt	501,369	656,219
Long-term debt	$750,419	$333,536

1)
On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company. There was a balance of $171,884 outstanding at September 30, 2010. The Loan matured on October 14, 2010 and was paid in full on November 2, 2010.

2)
In July 2009, IP secured a revolving credit facility with Chase Bank. The credit facility allows IP to borrow up to $15,000 at an interest rate ranging from 13.24% to 19.24%.  Interest accrues at an annual percentage rate of 13.24% for purchases and 19.24% for cash advances and overdraft protection. As of September 30, 2010, the amount outstanding under this credit facility was $7,379.

3)
As of September 30, 2010 and December 31, 2009, the Company had unsecured notes payable due to current and former shareholders totaling $1,072,525 and $817,951, respectively.   The various notes accrue interest ranging from 4% to 12% per annum and were subordinated to obligations under the above credit facility borrowings.

Knox Lawrence International, LLC (“KLI”), a shareholder,  and an entity of which Nana Baffour, our CEO and Co-Executive Chairman and Johnson M. Kachidza, President, our CFO and Co-Executive Chairman are each managing principals, has provided financing including:

(i)
On December 31, 2008, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $62,500. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2013.  As of September 30, 2010 and December 31, 2009, the balance outstanding was $62,500.

(ii)
On January 15, 2009, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $10,000. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014.  As of September 30, 2010 and December 31, 2009, the balance outstanding was $10,000.

(iii)
On June 30, 2009, the Intelligent Project, LLC issued an unsecured promissory note to KLI IP Holding, Inc., a shareholder in The Intelligent Project, LLC, in the amount of $108,969. Interest on this note accrues at an annual percentage rate of 5%. The note matures on September 30, 2012. As of September 30, 2010 and December 31, 2009, the balance outstanding was $108,969.

(iv)
On July 1, 2009, Utilipoint issued a Revolving Senior Subordinated Debenture to KLI. The Debenture provides for payment of interest in the amount of 10% per annum and matures on July 1, 2014.  As of September 30, 2010 and December 31, 2009, the balance outstanding was $568,950 and $137,067, respectively.

Officers and other affiliates of Utilipoint have provided the following financing including:

(i)
On January 1, 2006, Utilipoint issued a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447,106. The Debenture provides for payment of interest in the amount of 12% per annum. On March 31, 2010, per terms of an extension agreement, the Debenture maturity date was extended to September 30, 2010. As of September 30, 2010 and December 31, 2009, the balance outstanding was $322,106 and $447,106, respectively.

(ii)
An unsecured note bearing interest at a variable interest rate which was due on August 20, 2009 but extended through 2010. The outstanding balance was $0 and $16,309 as of September 30, 2010 and December 31, 2009, respectively.

(iii)	An unsecured note bearing interest at 4% per annum which is due on May 4, 2010. The outstanding balance was $0 and $5,000 as of September 30, 2010 and December 31, 2009, respectively.
(iv)	An unsecured note bearing interest at 10% per annum which is due on January 15, 2014. The outstanding balance was $0 and $15,000 as of September 30, 2010 and December 31, 2009, respectively.
In accordance with a separation agreement with a former executive, a $16,000 note payable which was originally due on September 23, 2009 was restructured on August 1, 2009 in connection with the resignation of the Company executive who holds the note. In accordance with terms of the separation agreement, the former Company executive agreed to an extension of terms.  As of September 30, 2010 and December 31, 2009, the balance outstanding was $0 and $16,000 respectively.

Interest expense on notes payable and the revolving credit facilities was $39,271 and $97,464 respectively for the three and nine months ended September 30, 2010 and $17,797 and $60,715 respectively for the three and nine months ended September 30, 2009.

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

Shares issued and outstanding at September 30, 2010 and December 31, 2009 were:

	September 30, 2010	December 31, 2009
Common Stock issued	2,991,516	2,735,516
Treasury shares held	(425,000)	(425,000)
Common Stock outstanding	2,566,516	2,310,516

Preferred Stock Dividends - Prior to the merger transaction, Utilipoint was required to pay preferential cumulative dividends in cash to the holders of the Series A Preferred Stock as follows:

●
An annual dividend equal to 13% of the original purchase price, payable quarterly on October 31st, January 31st, April 30th and July 31st of each year commencing on October 31, 2007 (the “Quarterly Dividends”). This equated to $34,125 per quarter.

●
Commencing on January 31, 2010, and continuing on the last day of each month thereafter until July 23, 2010, a dividend equal to the monthly payment that would be payable on the Original Purchase Price based on a 24-month amortization schedule using a 13% annual interest rate (the “Monthly Dividends”).  This equated to $49,919 per month.

●
Upon the first to occur of the following: (i) a liquidation of Utilipoint; (ii) a change in control of the Board of Directors of Utilipoint; or (iii) the failure to convert the Series A Preferred Stock to Common Stock by July 23, 2010, a dividend equal to the Original Purchase Price less any portion of the Monthly Dividends that would be allocable to principal if the Monthly Dividends were treated as loan payments (the “Balloon Dividend”).  This equated to an $812,382 Balloon Dividend.

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

As of September 30, 2010, dividends declared but not paid totaled $42,187. As of the acquisition date of August 21, 2009 and as of September 30, 2010, $238,875 of stated Series A Preferred Stock dividends had been paid to the preferred shareholders by KLI on behalf of Utilipoint. Refer to Note 11, Related Party Transactions - Utilipoint Preferred Dividends.

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

Common Stock Dividends

The Company may declare dividends on the common stock. There has been no common stock dividends declared as of September 30, 2010. Under the terms of the Loan Agreement with Proficio Bank (refer to Note 6, Notes Payable), the Company is restricted from declaring or paying dividends without the prior written consent of the bank.

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

A summary of option activity under the MMGH Option Plan as of September 30, 2010, and changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	456,116	$2.45
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(29,500)	$3.02
Outstanding at September 30, 2010	426,616	$2.41	4.2	$1,053,855
Expected to vest at September 30, 2010	426,616	$2.41	4.2	$1,053,855
Exercisable at September 30, 2010	426,616	$2.41	4.2	$1,053,855

No new options were granted during the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009. Options granted prior to this period were valued using the Black-Scholes-Merton option pricing model. As of September 30, 2010, no options have been exercised.

A summary of warrant activity and changes during the period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	-	$-
Granted	12,800	$6.00
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2010	12,800	$6.00	4.4	$-
Expected to vest at September 30, 2010	12,800	$6.00	4.4	$-
Exercisable at September 30, 2010	-	$-	-	$-

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

The total value of the stock option and warrants awards is expensed ratably over the vesting period of the option. As of September 30, 2010, total unrecognized compensation cost related to stock option and warrants awards, to be recognized as expense subsequent to September 30, 2010 was $8,891, and the related weighted-average period over which it is expected to be recognized was approximately one (1) year.

265,000 options vested during the three and nine months ended September 30, 2010 and 161,616 options vested during the three and nine months ended September 30, 2009. Stock-based compensation in the amount of $89,903 and $302,139 was expensed for the three and nine months ended September 30, 2010, respectively and $196,375 for the three and nine months ended September 30, 2009.

NOTE 9 - CONCENTRATION RISKS

(a)             Credit Concentration

Our demand deposits are placed with major financial institutions.  Management believes the Company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the Federally insured limits.

(b)             Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of total revenue for the nine months ended September 30, 2010. Three customers accounted for 30% of revenue for the nine months ended September 30, 2009.

As of September 30, 2010, two customers accounted for approximately 55% of the total outstanding net accounts receivable and as of December 31, 2009 three customers accounted for approximately 51% of the total outstanding net accounts receivable.

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

Basic loss per share has been computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock, adjusted as noted above, outstanding during each period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net loss attributable to common stockholders of Midas Medici Group Holdings, Inc. and Subsidiaries	(607,522)	(443,800)	(2,396,289)	(670,923)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	-	(41,708)	-	(109,958)
Preferred stock dividend accretion	-	(30,377)	-	(203,109)
Net loss applicable to common stockholders of Midas Medici Group Holdings, Inc. and Subsidiaries	$(607,522)	$(515,885)	$(2,396,289)	$(983,990)

Net loss per common share (basic and diluted)	$(0.24)	$(0.32)	$(0.95)	$(0.64)

Weighted average number of common shares (basic and diluted)	2,566,516	1,600,037	2,517,754	1,531,736

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

Revenues from Consonus Technologies, Inc., a company controlled by KLI, were $25,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.  Nana Baffour, our CEO and Co-Executive Chairman and Johnson M. Kachidza, our President, CFO and Co-Executive Chairman are each managing principals of KLI.

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

In connection with the acquisition of IP:

1)
Utilipoint entered into a capital commitment agreement with IP for an amount of up to $200,000. IP will be able to make capital requests on the capital commitment agreement for initial financing. Utilipoint received a 60% interest in IP as a result of signing the capital contribution agreement. As of September 30, 2010, Utilipoint had provided no capital under the capital commitment agreement.

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

Utilipoint Management Fees

Effective with the acquisition of Utilipoint, management fees to KLI of $25,000 per quarter are no longer applicable. At September 30, 2010, there were no outstanding management fees due to KLI.

Utilipoint Preferred Dividends

The net assets of Utilipoint acquired by the Company on August 21, 2009 included preferred dividends payable to KLI.  KLI assumed the obligation to pay the preferred dividends to UTP International, LLC (“UTPI”) on Utilipoint’s behalf as per the former Utilipoint preferred shareholders’ agreement. Utilipoint’s obligation for preferred dividends therefore became an obligation to KLI. At September 30, 2010 and December 31, 2009, outstanding dividends payable due to KLI totaled $42,187 and $178,208, respectively.

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

Incurred and allocated expenses related to office rent, office services and professional fees totaling $64,091 and $326,693 for the three and nine months ended September 30, 2010, respectively and $0 for the three and nine months ended September 30, 2009. For the nine months ended September 30, 2010, the Company reimbursed KLI $332,361. The balance of $261,736 and $267,404 at September 30, 2010 and December 31, 2009, respectively, is a component of "Accrued Expenses" on the condensed consolidated balance sheets. The expenses are a component of “Selling, general and administrative” operating expenses on the consolidated statements of operations and comprehensive loss.

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

NOTE 12 - SUBSEQUENT EVENTS

On October 28, 2010, the Company entered into Amendment and Waiver No. 1 (the “Amendment”) to the Merger Agreement with Consonus and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company. Pursuant to the Amendment, the Company waived the provisions of Section 4.1 of the Merger Agreement in connection with certain transactions consummated by Consonus related to the sale of certain assets by Consonus. In addition, the Company consented to and waived provisions of Section 4.1 of the Merger Agreement to permit payment of dividends by Consonus. Also, pursuant to the Amendment, Consonus agreed to pay all costs and expenses incurred by the Company in connection with the merger transaction, the Merger agreement and S-4 registration statement.

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

On August 21, 2009, Midas Medici completed a reverse merger with Utilipoint, a New Mexico corporation which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to a Merger Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Company. Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of September 30, 2010, an aggregate of 2,310,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the reverse merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities.

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

Utilipoint, the Company’s wholly-owned subsidiary, provides custom research and management, technology and policy consulting services to utilities, investors, regulators, and energy industry service providers both domestically and internationally. These services are provided using multi-disciplinary teams with deep subject matter expertise, highly analytical methodologies, primary research and technology-enabled tools. Utilipoint helps clients conceive, develop, implement and improve Smart Grid and other energy solutions that address the efficiency, reliability and security of the generation, transmission, and distribution of electricity to end users. Utilipoint has 17 employees, including many whom we believe are recognized leaders in their respective fields. As of September 30, 2010, more than 50% of professional staff held post-graduate degrees in such diverse fields as economics, engineering, business administration, information technology, law, life sciences and public policy. Utilipoint’s senior managers have considerable industry and project management experience and an average tenure of more than 20 years in the industry. We believe this diverse pool of intellectual capital enables us to assemble multi-disciplinary teams that can provide creative solutions to our clients’ most pressing problems.

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

The Intelligent Project.  On July 1, 2009, Utilipoint, our wholly-owned subsidiary, acquired a majority interest in The Intelligent Project, LLC (“IP”), a research and advisory services firm addressing the challenges that utilities face in advancing and solving electricity consumers’ needs related to the Smart Grid. Utilipoint’s acquisition of IP was accounted for as a combination between entities under common control. As part of the transaction, Utilipoint entered into a capital commitment agreement with Intelligent Project for an amount up to $200,000 to support its initial financing. No advances have been made under this agreement as of September 30, 2010. Utilipoint will also provide certain management services to Intelligent Project in exchange for reasonable compensation. Further, the existing members of IP will provide services to Utilipoint in exchange for options to purchase an aggregate of 17,579 shares of the common stock of Midas Medici that were fully-vested on the date of grant. No options have been issued as of September 30, 2010.

Utilipoint. On August 21, 2009, Midas Medici completed a reverse merger with Utilipoint, a New Mexico corporation which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The acquisition was effected pursuant to an Acquisition Agreement dated August 10, 2009 by and among the Company, Utilipoint and Utilipoint Acquisition Co. Pursuant to the Acquisition Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of September 30, 2010, an aggregate of 2,310,516 shares of Midas Medici common stock are outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the acquisition were not registered with the Securities and Exchange Commission and are considered to be restricted securities. KLI, KLI IP Holding, Inc. and UTP International LLC, stockholders of Utilipoint, received an aggregate of 889,444 shares of our common stock, and options to purchase 27,168 shares of our common stock at the closing of the Merger in exchange for 27,828 shares of Utilipoint and 850 options of Utilipoint. Prior to the merger, KLI, owned 6,305 shares (14.9%) of Utilipoint of which 4,855 were acquired on July 23, 2007, 1,250 were acquired on December 31, 2008 and 200 were acquired on January 15, 2009.  KLI IP Holding, Inc. owned 0 shares or 0% of Utlipoint and UTP International LLC owned 21,523 preferred shares (51%) of Utilipoint which were acquired on July 23, 2007.  At the closing of the merger, the preferred shares were converted into common shares (51% of Utilipoint) at a ratio of one preferred share for one common share.  In exchange for their shares of Utilipoint, each of KLI, KLI IP Holding, Inc. and UTP International LLC received, 201,522 shares, 0 shares and 687,922 shares of Midas Medici, respectively, in connection with the acquisition of Utilipoint by Midas Medici. KLI IP Holding, Inc. received 27,168 options to acquire shares of Midas Medici at the closing of the merger. Each of these entities has no operations and their sole business is their current ownership of our shares acquired at the closing of the merger. UTP International LLC is a wholly owned subsidiary of KLI.  Prior to the merger, KLI and its affiliates owned an aggregate of 65.9% of Utilipoint and upon the consummation of the merger owns 38.5% of Midas Medici, which in turn owns 100% of Utilipoint. Nana Baffour, our CEO and Co-Executive Chairman and Johnson Kachidza, our President, CFO and Co-Executive Chairman are co-founders and Managing Principals of KLI. Messrs. Baffour and Kachidza are the principal shareholders of KLI, KLI IP Holding, Inc. and each own 373.5 membership units or 37.35% of KLI, 150 shares or 30% of KLI IP Holding, Inc., no membership units or 0% of UTP International, LLC and have an indirect ownership in UTP International, LLC through KLI.

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

Pending Merger with Consonus Technologies, Inc.  On April 30, 2010, the Company entered into an Agreement and Plan of Merger with Consonus Technologies, Inc. and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company.  For more information please refer to Amendment No. 3 on Form S-4 as filed with the Securities and Exchange Commission on November 5, 2010.

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

Three months ended September 30, 2010 compared to three months ended September 30, 2009 (dollars in thousands)

Revenues. Revenues for the three months ended September 30, 2010 were $242.2, compared to $837.4 for the three months ended September 30, 2009. The decrease in revenues was primarily due to the Company's clients and target customers cutting budgets for discretionary spending that account for the Company's core revenues sources as a result of the recent recessionary macroeconomic conditions and management’s realigning of the business via migrating from low margin, high risk fixed-price time and materials projects to consulting projects based on products and services,  as well as high margin bundled service products, providing data, analytics and packaged subscriptions.

Cost of services. Cost of services for the three months ended September 30, 2010 were $97.7, or 40.3% of revenue, compared to $506.2 or 60.4% of revenue, for the three months ended September 30, 2009. The increase in our margins, as a result of lower cost of services as a percentage of revenues, was primarily due to decreased direct expenses such as direct travel expenses and reduced utilization of consultant services.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2010 were $726.4, compared to $820.5 for the three months ended September 30, 2009. Selling, general and administrative expenses included expenses related to the preparation and filing of the Form S-4 registration statement filed on May 3, 2010 of $140.8 and stock-based compensation charges for the options granted under the MMGH Option Plan of $89.9.

Operating loss. For the three months ended September 30, 2010, losses from operations totaled $584.8, compared to an operating loss of $493.6 for the three months ended September 30, 2009. Loss from operations increased primarily due to reduced revenues combined with expenses related to the preparation and filing of the Form S-4 registration statement and stock-based compensation charges for the options granted under the MMGH Option Plan.

Interest and tax expense. For the three months ended September 30, 2010, interest expense was $39.6, compared to $19.8 for the three months ended September 30, 2009. Tax provisions were not material for either period.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009 (dollars in thousands)

Revenues. Revenues for the nine months ended September 30, 2010 were $901.0, compared to $2,567.0 for the nine months ended September 30, 2009. The decrease in revenues was primarily due to the Company's clients and target customers cutting budgets for discretionary spending that account for the Company's core revenues sources as a result of the recent recessionary macroeconomic conditions and management’s realigning of the business via migrating from low margin, high risk fixed-price time and materials projects to consulting projects based on products and services,  as well as high margin bundled service products, providing data, analytics and packaged subscriptions.

Cost of services. Cost of services for the nine months ended September 30, 2010 were $528.5, or 58.7% of revenue, compared to $1,445.2 or 56.3% of revenue, for the nine months ended September 30, 2009. The decrease in our margins, as a result of higher cost of services as a percentage of revenues, was primarily due to increased direct labor expenses for the nine months ended September 30, 2010 compared to the three months ended September 30, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2010 were $2,720,295, compared to $1,785.0 for the nine months ended September 30, 2009. Selling, general and administrative expenses increased significantly primarily due to expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010 of $760.8 and stock-based compensation charges for the options granted under the MMGH Option Plan of $302.1.

Operating loss. For the nine months ended September 30, 2010, losses from operations totaled $2,358.2, compared to an operating loss of $677.0 for the nine months ended September 30, 2009. Loss from operations increased primarily due to reduced revenues combined with expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010, expenses related to the preparation and filing of a Form S-4 registration statement and stock-based compensation charges for the options granted under the MMGH Option Plan.

Interest and tax expense. For the nine months ended September 30, 2010, interest expense was $98.5, compared to $62.9 for the nine months ended September 30, 2009. Tax provisions were not material for either period.

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

Set forth below is a reconciliation of net loss to EBITDA to Adjusted EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	2010	2009	2010	2009
Reconciliation of Net Loss to EBITDA to Adjusted EBITDA
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(607,522)	$(443,800)	$(2,396,289)	$(670,923)

Other expenses, net	39,551	19,790	98,529	62,853
Provision (benefit) for income taxes	695	-	5,204	2,077
Depreciation and amortization	2,939	4,421	10,356	13,835

EBITDA	(564,337)	(419,589)	(2,282,200)	(592,158)

Stock based compensation	89,903	196,375	302,139	196,375
Non-recurring legal and professional fees related to merger and public offering costs of MMGH	140,776	-	760,812	-

ADJUSTED EBITDA	$(333,658)	$(223,214)	$(1,219,249)	$(395,783)

Liquidity and Capital Resources (dollars in thousands)

At September 30, 2010, we had cash and cash equivalents of $19.1 and working capital deficit of $2,608.0.

Cash flow used by operations was $1,440.4 and $15.4 for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash flow used by operations resulted from the net loss from operations of $2,461.9 primarily due to legal and professional expenses related to the public offering of 256,000 shares of common stock that was completed on February 22, 2010 and preparation and filing of a Form S-4 registration statement filed on May 3, 2010 of 760.8, being offset by non-cash charges from stock-based compensation of $302.1.

Net cash provided (used in) by investing activities was ($0.8) and $15.4 for the nine months ended September 30, 2010 and 2009, respectively.

Cash provided by (used in) financing activities was $1,396.6 and ($35.9) for the nine months ended September 30, 2010 and 2009, respectively. The increase is the result of proceeds received from issuance of common stock of 256,000 shares of our common stock or $1,280 in connection with our initial public offering completed on February 22, 2010.

On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. The Loan matures on October 14, 2010, unless earlier accelerated upon the occurrence of an event of default, as such term is defined in the loan agreement. Interest on the Loan is payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to The Wall Street Journal prime rate plus 2.5%, or a minimum of 6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement. There was a balance of $171.9 outstanding at September 30, 2010. As of September 30, 2010, the Company was not in compliance with the tangible net worth covenant and was in default on its revolving line of credit facility with Proficio Bank. The loan matured on October 14, 2010 and was paid in full on November 2, 2010.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at September 30, 2010 was $4,705.3, and we incurred a net loss of $625.0 and $2,461.9 for the three and nine months ended September 30, 2010, respectively. On September 30, 2010, we had working capital deficit of $2,608.0. Historically, Utilipoint has funded its operations with cash obtained mainly from its stockholders and third-party financings.

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

We expect that our cash flow from operations, reduction in expenses related to the merger with Consonus, growth of revenue and customer base resulting from realigning our business will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders and there can be no guarantee that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt. Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete.

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

Realignment of our business over the last three quarters

Management has focused its efforts on realigning the business. Management’s realignment efforts have been focused on migrating from lower margin, high risk, fixed price and time and materials projects to high margin consulting projects based on products and services, bundled service products, providing data, analytics and packaged subscriptions. The Company believes its realignment will result in a significant increase in revenues and profits as well was optimization of how it manages its resources.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2009 (as described in the Company's Form 10-K) which has not been fully remediated as of September 30, 2010, we have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective.

(b) Changes in internal controls

During our fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Midas Medici Group Holdings, Inc.

November 15, 2010	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)