Form 10-K
period 2010-12-31
Midas Medici Group Holdings, Inc.
filed 2011-04-04
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, was approximately  $12,628,459.

As of March 30, 2011, there were 7,394,683 shares of common stock outstanding.

MIDAS MEDICI GROUP HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Facors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.   Description of Business

Recent  Development

On February 28, 2011, we completed the acquisition of Consonus Technologies, Inc. (“Consonus”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) with Consonus, and MMGH Acquisition Corp., our wholly-owned subsidiary (the “Merger Sub”) dated as of April 30, 2010.  Pursuant to the Merger Agreement effective February 28, 2011, Merger Sub merged with and into Consonus and Consonus became our wholly-owned subsidiary.

With the acquisition of Consonus on February 28, 2011, the merger was accounted for as a reverse merger and recapitalization which resulted in Midas Medici being the “legal acquirer” and Consonus the “accounting acquirer.

For additional information regarding Consonus, please refer to the S-4/A filed with the SEC on February 10, 2011 and the 8-K filed on March 4, 2011.

Consonus provides innovative data center solutions to medium sized and larger enterprises focused on virtualization, energy efficiency and data center optimization. Its highly secure, energy efficient and reliable data centers combined with its ability to offer a comprehensive suite of related IT infrastructure services gives it an ability to offer its customers customized solutions to address their critical needs of data center availability, data manageability, disaster recovery and data center consolidation, as well as a variety of other related managed services.

Consonus’ data center related services and solutions primarily enable business continuity, back-up and recovery, capacity-on-demand, regulatory compliance (such as email archiving), virtualization, cloud computing, data center best practice methodologies and software as a service. Additionally, it provides managed hosting, maintenance and support for all of its solutions, as well as related consulting and advisory services. For a more detailed discussion of Consonus Business, please see section titled “Consonus Business” beginning on page 8 of this Annual Report.

Overview

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

Our Clients and Contracts

In 2010, we had 120 clients and seventy-three percent of total 2010 revenue, or $822,539 were generated from returning customers and  $ 300,601 from new customers. Our clients are international, with representation stretching across North America, South America, Europe, Asia, Africa, Australia and the Middle East. We are active in sectors including utilities, investors, regulators, and energy industry service providers such as vendors to utilities, both domestically and internationally.  These industries include companies such as General Electric, Electronic Data Systems (EDS), SAP, Eskom Holdings, Union Fonesa SA, ICAP Energy, International Power, Alliance Data and several other blue chip utility companies.   For the years ended December 31, 2010 and 2009, one and two customer(s) accounted for 10% and 25% of revenue for the year ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, three customers accounted for approximately 33% and 51% of the total outstanding net accounts receivable, respectively.

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

 As an example of our business planning services we were hired by a local utility company in Washington to advise on an upcoming public vote on whether to form a new electric utility. Our assignment included performing asset and business valuations, economic and engineering feasibility studies and presentations of the results in numerous public forums. We believe our involvement helped to successfully mitigate the requirement for additional capital investment by the client.

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

Our CommodityPoint practice recently released its 2010 Non-Energy TRM Vendor Perceptions Study report. The CommodityPoint TRM Vendor Perception study is repeated every two years and represents a view of how users and prospective buyers perceive the market landscape. We believe that by capturing a representation of user and buyer perceptions about the vendors in the space much can be learned regarding market maturity and the overall evolution of TRM software. This study was conducted during the first quarter of 2010 and represents user and buyer views as of the close of 2009.

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

IP was founded on March 10, 2009, by KLI IP Holding, Inc. and David Steele, the former president of Utilipoint and former President of a predecessor KLI portfolio company.  Nana Baffour was the managing member of IP prior to the acquisition by Utilipoint.  IP’s management committee consisted of Nana Baffour, Johnson Kachidza, David Steele and Ken Globerman, an employee of Knox Lawrence International, LLC. Prior to the acquisition, David Steele, a managing director of IP was also a senior managing director of Utilipoint.  From inception to when IP was acquired by Utilipoint, its operations were funded through loans from Knox Lawrence International, LLC which are evidenced by a 5%, $108,969 note issued by IP to KLI IP Holding Inc., which matures on June 30, 2012.

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

Utilipoint will also pay all salaries and benefits for certain employees of IP who will also provide services to Utilipoint.  The Management Services Agreement has a two-year term, and, thereafter, automatically renews for one-year terms.  It may be cancelled by either party on 60 days prior written notice.

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

(D) a Consulting Agreement which provides that KLI IP Holding Inc. will provide consulting services to Utilipoint in connection with the joint business and marketing efforts of Utilipoint and IP.  The agreement has a term of 24 months ending on July 1, 2011 and may be terminated by either party upon 90 days advance written notice.  In exchange for its services KLI IP Holding Inc. received an option to purchase 850 shares of common stock of Utilipoint, which options were converted at the closing of the Utilipoint Acquisition into options to purchase 27,168 shares of common stock of Midas Medici, at an exercise price of $1.56 per share.   The options are exercisable for a term of 5 years through August 21, 2014 and are fully vested. If KLI IP Holding Inc. terminates the agreement without cause within its first year, any unexercised options held KLI IP Holding Inc. will terminate.

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

Employees

As of March 30, 2011, we have 3 full time employees who work in our corporate headquarters. Utilipoint directly employs 10 full time staff members, including a professional staff of 7, and an administrative staff of 3, each of whom support our seven practice areas. Utilipoint's European headquarters located in Brno, Czech Republic, employs 3 of the 10 full time staff members.

Consonus Business
Overview of Consonus’ Business

On February 28, 2011, we completed the acquisition of Consonus Technologies, Inc. (“Consonus”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) with Consonus, and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company (the “Merger Sub”) dated as of April 30, 2010.  Pursuant to the Merger Agreement effective February 28, 2011, Merger Sub merged with and into Consonus and Consonus became the Company’s wholly-owned subsidiary.

Consonus is a leading provider of innovative data center solutions to medium – sized enterprises focused on virtualization, energy efficiency and data center optimization. Consonus ability to offer a comprehensive suite of related IT infrastructure services gives it an ability to offer its customers customized solutions to address their critical needs of data center availability, data manageability, disaster recovery and data center consolidation, as well as a variety of other related managed services.

Consonus’ data center related services and solutions primarily enable business continuity, back-up and recovery, capacity-on-demand, regulatory compliance (such as email archiving), virtualization, cloud computing, data center best practice methodologies and software as a service. Additionally, Consonus provides maintenance and support for all of its solutions, as well as related consulting and advisory services.

Today, Consonus’ large and diverse customer base consists of over 490 active customers in 35 states in the United States with several customers in each of the industries it serves, including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare and consumer goods.

Consonuus is headquartered in Cary, North Carolina, with regional sales presence in Atlanta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Ft. Lauderdale, Florida; Hartford, Connecticut; Greenville, South Carolina; Nashville, Tennessee; and Rockville, Maryland.

Industry Overview

An increasing number of business critical applications are now delivered over the Internet. As a result, businesses of all sizes are evolving to depend on 24 hours a day, seven days a week, or 24 x 7, connectivity, availability and security of their IT systems.

Small and Medium Sized Businesses

Consonus has chosen to focus on small and medium size business clients in under-served geographic markets. Consonus defines small and medium size businesses as companies having between $50 million and $1 billion in annual revenue, or companies with 300 to 2,000 employees, as well as regional and department-level offices of large enterprises that satisfy these criteria. Overlaying this definition with internal market analysis of its geographic reach, Consonus believes there are approximately 200,000 small and medium size businesses that could potentially require its data center outsourcing and IT infrastructure services. To effectively compete, many small and medium size businesses have become reliant on sophisticated IT infrastructure that, in the past, has been typically deployed at larger enterprises. However, managing, monitoring, administering, and maintaining a sophisticated IT infrastructure can rapidly deplete the limited resources of small and medium size businesses which need to be directed at core business activities. These complex and growing demands necessitate a closer relationship with solution-oriented technology providers.

Market Trends

Consonus views the North American market for IT infrastructure and data center services and solutions as highly fragmented with no single dominant player. Specifically, Consonus believes the industry includes small regional providers serving the small and medium size business market, and a limited number of national and multi-national providers that serve larger business clients.
Consonus believes that there is a growing trend to outsource managed services to third-party providers. Consonus expects this trend to remain healthy for the foreseeable future. In particular, Consonus believes that small and medium size businesses face significant challenges in trying to deliver these services on their own because of constraints related to technical expertise and cost. Consonus believes that outsourcing these functions will allow organizations to focus capital and personnel resources on their core business operations, as opposed to IT infrastructure.   Consonus believes that the growth in cloud and on demand computing, virtualization, increasing data management requirements, energy efficiency in technology (“Green IT”) will be positive drivers of growth in the industry and for the company.

Consonus believes its ability to offer a comprehensive suite of data center infrastructure, along with related managed and professional services and solutions, provides us with an important competitive advantage to capitalize upon the growing trend of IT outsourcing within the small to medium business segment.

Consonus’s data center services are positioned to take advantage of significant macro-economic trends that directly impact the data center market. These include but are not limited to

·
the emergence of Cloud Computing which is estimated to grow to $56B by 2014 according  to International Data Corporation (IDC), a provider of market intelligence, advisory services and events for the information technology, telecommunications, and consumer technology markets.

·	the development of more energy efficient solutions to address the dramatic increase in energy consumption and the required data center infrastructure enhancements to accommodate such demand.

In addition, Consonus expects growth in this market to remain robust, as increasingly stringent regulatory requirements in North America, along with the potentially significant loss of revenue and credibility resulting from unannounced downtime, force businesses to invest in highly secure and reliable products and services such as those offered by Consonus.

Consonus’ Services and Solutions

Consonus provides innovative data center and IT infrastructure and data center services and solutions to the growing small and medium size business market focused on virtualization, energy efficiency and data center optimization. Throughout its history, Consonus has developed a comprehensive set of data center-centric skills and capabilities.  Consonus provides its solutions and services at (i) the customer’s data centers and (ii) in the virtual/shared data center in the “cloud”.

As part of its business, Consonus from time to time partners with other third party datacenter operators in order to provide colocation space for its clients in different geographies. The arrangements are structured such that the customer contracts with Consonus for hosting services and Consonus pays the datacenter operator for the use of the space and power that the customer would consume. Consonus maintains the customer relationships, provides support and commits to a service level agreement with the customer. Consonus typically negotiates service level agreements that exceed those provided to its partners' own customers.

Business Strengths

Consonus believes its strengths can be attributed to several distinguishing factors, including:

Broad Service Offering

Consonus provides its customers with a comprehensive suite of services and solutions that distinguishes it in the market place. Consonus has organized its comprehensive suite into "solution sets" designed to bring incremental value to our customers. Consonus is able to utilize these offerings and its in-house expertise to meet its customers' needs, which include storage, server, networking and security. Additionally, its single-source service approach allows it to design, build, manage, host and support these initiatives for its customers and bring sustained, differentiated value to the marketplace.

Diverse and Loyal Customer Base

Consonus’ large and diverse customer base consists of over 490 active customers in 35 states in the United States, with several customers in each of the industries it serves, including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare and consumer goods. Consonus’ diverse client base also includes regional and department level offices of Fortune 1000-type companies, which we believe demonstrates our ability to meet the highest service standards in the industry.

While Consonus has the capability to serve large size businesses and do serve larger customers including regional and department level offices of larger enterprises, it has made an explicit choice to focus on clients with between roughly $50 million and $1 billion in annual revenue or companies with 300 to 2,000 employees.

Consonus is focused primarily on underserved geographic markets where it can best leverage the breadth of its capabilities. Consonus focuses its attention on small and medium size businesses in markets where a local presence, broad resources and thought leadership are scarce. As a result, Consonus believes it has been able to effectively differentiate itself from its competitors and believes this has positioned it for continued growth in these markets. Consonus is currently located in markets on the East coast of the United States with a high concentration of small and medium size businesses and may expand into targeted regions within the Southwest, Midwest and the West Coast of the United States.

(1)	Source: US Census Bureau
Focus on High Growth IT Markets

Consonus focuses on providing services related to high growth segments of the overall IT market, looking to specifically capitalize on the growth trends in IT infrastructure and data center services.  Its technical capabilities and service expertise allows it to benefit from the increased migration from in-house IT management to externally managed and hosted services for small and medium size businesses. The small and medium size business market, specifically, is expected to experience higher growth than the overall market with respect to IT related services.

Attractive Business Model Leverage

Consonus believes there are significant opportunities to expand its margins with respect to many of its existing customers. Its IT infrastructure and data center services and solutions have been organized into repeatable "solution sets" allowing it to cost-effectively deploy these solutions. Repeatable "solution sets"refer to service and solutions offerings that are proven and consistent in their delivery each time they are sold.

Recurring Revenue Model

Consonus’ data center services and solutions revenue provide a solid basis for long-term relationships with its customers resulting in strong recurring revenue which provide a high degree of visibility into its future financial performance. Its data center customers typically sign one to three-year contracts with automatic renewal provisions.

Consonus has consistently demonstrated strong customer retention by providing a superior blend of products and services. Consonus has over 450 support, managed and hosting services customers. Consonus historically experiences very high contract renewal rates.

Experienced Management Team

Consonus is led by an experienced and dedicated management team, including a core group of executives and senior managers who have, on average, 22 years of experience. High employee retention has allowed it to continually build the knowledge base and technical expertise within Consonus. The current management team has successfully integrated prior acquisitions and has achieved organic growth through both geographic expansion and new product offerings.

Established Relationships with Industry Leading Vendors

Consonus’ technology vendors include VMware, Inc., Sun/Oracle Corporation, Symantec Corporation,  NetApp, Inc., Microsoft Corporation, Hewlett Packard Company, Hitachi Data Systems (HDS) and VeriSign, Inc. In addition, Mr. Robert F. McCarthy, President of Consonus, sits on Symantec Corporation’s Partner Advisory Council and Network Appliance’s (NetApp) Advisory Council.   The advisory positions held by Robert F. McCarthy provides Consonus with opportunities to expand and enhance its relationships with senior vendor management and to align its business strategy with that of its vendor partners.

Growth Strategy

In addition to increasing penetration with existing customers and adding new clients, Consonus’ strategy is to provide a comprehensive suite of IT infrastructure and data center services and solutions across its  customer base. In addition, it will seek to enhance its leadership position in the IT marketplace through the continued development of new services, further geographic expansion and strategic acquisitions and partnerships.

Penetration of Existing Customer Base

Consonus currently has an installed base of over 490 active customers. Consonus believes that its extensive customer base and its enhanced service and solution offerings represent a significant opportunity to increase its revenue per customer. By cross selling its broad suite of services and solutions, its goal is to expand its share of the customer's IT expenditure with the objective of becoming their single source provider. For example, recent cross-sell activities have resulted in new data center services contracts from existing key customers.

Development of New Solutions

Consonus is continuously developing new services and creating customized solution sets to meet its customers' evolving requirements. Consonus has developed a process whereby it collaborates with its customers, vendors, and industry analysts to create a highly targeted solution roadmap.  Consonus has developed new proprietary solutions such as its Secure Archiving For the Enterprise (“SAFE”), Virtual Business Continuity (“VBC”) and Remote Backup Solutions (“RBS”).  As well it has developed a new consulting practice focused around data center energy efficiency.  New solution sets include a broader offering of Secure Archiving for the Enterprise (SAFETM) 2 and software as a service platform See "New Data Center Services and Solutions."

Geographic Expansion Consonus Data Center Locations

Consonus has achieved success in markets where small and medium size business concentration is high and competition is fragmented. Consonus provides data center services today through its partner data center facilities in 15 markets across North America (see above).  Through its partner data centers,  it offers co-location and managed services to its clients.  These partner data centers are owned by third parties, with whom it entered into contracts to use their data centers. The arrangements with these third party data centers operators are structured such that the customers enter into contracts directly with Consonus for hosting services and Consonus in turn pays the data center operator for the space occupied by the customer and the power consumed by the customer.  Consonus maintains the customer relationships, provides support to the customer and commits to a service level agreement with the customer. Consonus has developed a disciplined process of identifying, targeting and assessing new expansion opportunities. Variables it analyzes prior to entering any new market include: customer demographics, competitive landscape, vendor support and labor pool. Once a decision has been made to enter a new region, Consonus implements what it believes to be a proven expansion process to minimize cost and to maximize speed to market and return on investment.

Consonus Labs (C-Labs)

Consonus Labs, LLC , a wholly owned subsidiary of Consonus Inc., was created in 2009 to foster growth through innovation centered primarily around three efforts: (1)  protecting and commercializing the intellectual property of Consonus, (2)  continuing to create innovative products and services through a dedicated product development group, and (3)   enhancing product development and product commercialization by creating partnerships with leading universities and technology providers.   In 2009, Consonus launched three highly innovative and commercially relevant products in the areas of software as a service, virtual disaster recovery and cloud infrastructure-on-demand.   Furthermore, a technology partnership was created with the University of Utah as a first step to aligning innovating.

Strategic Acquisitions

Consonus believes that it can accelerate its growth through strategic acquisitions of businesses that expand its solution set or geographic reach. Current senior management and members of its board have considerable acquisition experience and have completed four acquisitions on Consonus behalf. For example, STI, a subsidiary of Consonus has grown both organically and through the acquisitions of Path Tech Software Solutions, Inc., a Florida based company, on February 22, 2000, and Allied Group, Inc., a Connecticut based company, on October 17, 2001. Both companies served the IT consulting and services market in their respective geographical areas. Likewise, on May 2, 2005, CAC merged with Gazelle Technologies, Inc., a company engaged in software development for the utility sector and under common control by KLI, and on May 31, 2005, CAC acquired all of the assets of Consonus, Inc. from Questar InfoComm, Inc. From 1996 until CAC's acquisition of Consonus, Inc., Consonus, Inc. had been engaged in the business of designing, building and operating data centers, IT networks and web-enabled application delivery systems. Both the STI and CAC acquisitions were successful and important in evolving each entity into regional businesses by expanding each entity's geographic reach or breadth of service offerings. Consonus’ Management believes that it has demonstrated its ability to improve and integrate acquisitions.

Areas of future interest include standalone data centers or companies providing data center and IT solutions that may or may not be currently offered by Consonus and companies providing energy efficiency solutions and services to the data center space. Consonus sees a significant opportunity to participate in the industry consolidation of the fragmented, regional small and medium size business market.

Sales and Marketing

The complex nature of Consonus’ client engagements requires a highly targeted, structured sales process and a team based approach. Consonus sales combines a highly targeted sales approach, which includes a detailed regional analysis of the small and medium sized business market across key variables and success parameters, with an in-depth understanding of a client's organization and its complexities. We complement this effort with the ability to offer a multi-dimensional solution set that is customized to a client's needs and IT infrastructure.

As of December 1, 2010, Consonus’ sales team consists of 27 commissioned sales professionals, and is supported by 7 solutions consultants and 4 sales operations and channels staff. Consonus’ team is organized by region and focuses on selling customers its entire range of services and solutions with specialization in specific solutions. With an average of 15 years experience, Consonus sales team draws upon extensive experience in the IT infrastructure and data center services industry.

Consonus’ current selling model requires the sales force to be well informed on the principles of running a data center and the possible approaches to driving up service levels and driving down costs.

Consonus has placed an increased emphasis on marketing initiatives over the past 2 years, as it believes there is an opportunity to communicate with a larger number of prospective customers.  In particular, the company is investing in the following:

Search Engine Optimization (SEO):  The process of improving the volume and/or quality of traffic to the company web site or from internet search engines such as Google and Yahoo.   Consonus focuses on relevant search terms and optimizes the architecture, backlinks, and content of the web site to maximize search results.

Pay per click:  Consonus pays internet search engines such as Google when specified keywords are clicked by users, sending them to the Consonus web site.

Web Site:  Consonus has updated its web site.  The new web site more effectively communicates the company vision, supports social networking, and more specifically communicates the key solution areas in which the company is focused.

Branding:  Consonus has developed a new logo, a tag line “get IT, virtually anywhere”, and has developed a more robust branding program that will enable more effective lead generation

This increased emphasis in marketing has resulted in a strong growth in web site traffic and significant growth in sales leads from internet search and the web site.  Our marketing team maintains excellent metrics to demonstrate a positive return on the marketing investments.

Customers

Consonus’ largest 10 customers represented approximately 28% with no one customer representing greater than 5%, of its revenue for the year ended December 31, 2010.

Contracts

Consonus generally provides broad product offerings across the IT infrastructure and data center space to its customers using the following contractual arrangements:

• Service Agreements:    The most common type of agreements that it has entered into for the provision of IT infrastructure and data center services is the service agreement. In its service agreements, a customer commits to purchase a type of service according to their individual requirements. These service agreements contain terms that are generally consistent with industry practices. Typically Consonus’ managed service agreements can only be terminated by its customers in the event of a continued period of service interruption. In the case of some of its maintenance manager support agreements, the customer can terminate the agreement with a 60-day notification; and

• Statements of Work:    Consonus has also entered into Statements of Work, or SOWs, for the provision of IT infrastructure services. Each SOW summarizes a customer's project scope, including their IT platform/infrastructure initiatives and design recommendations. Each SOW also evaluates a customer's current and future system quality requirements (such as reliability, availability and scalability).

Consonus is substantially dependent on contracts with the following vendors: Avnet, Inc., Sun Microsystems, Inc., Symantec Corporation and NetApp, Inc. The material terms of its contractual relationship with each of Avnet, Inc., Sun Microsystems, Inc., Symantec Corporation, and NetApp, Inc.  are summarized below:

• Distribution Agreement with Avnet, Inc.:    Pursuant to a distribution agreement between STI and Avnet, Inc. dated May 1, 2007, STI purchases from Avnet, Inc. certain software and hardware products for resale in the United States. Avnet, Inc. is one of its principal stockholders and lenders, and is a distributor of computer hardware, software licenses, maintenance contracts and services for various manufacturers and vendors. This distribution agreement specifies that Avnet, Inc. is intended to be STI's distribution partner and is subject to one-year renewal terms after the first year.

• Agreement with Sun Microsystems, Inc.:    Pursuant to an agreement between STI and Sun Microsystems, Inc., STI markets and sells Sun Microsystems, Inc. hardware maintenance, software support and other products and services to end-user customers in the United States. This agreement names Avnet, Inc. as the distribution partner and is automatically renewed on a yearly basis.

• Solutions Provider Agreement with Symantec Corporation:    Pursuant to a solutions provider agreement between STI and Symantec Corporation (all of STI's contracts with Veritas Software Global Corporation have been assigned to Symantec Corporation following Symantec's acquisition of Veritas Software Global Corporation), STI is a non-exclusive reseller of Symantec Corporation's products, professional services and first-year support, of which all product and support, except support renewals, are purchased through Avnet, Inc. This agreement is automatically renewed for a further 12 month period on April 1 of each year.

• Authorized Reseller Agreement with Network Appliance, Inc:  Pursuant to an agreement between STI and Network Appliance, Inc. (NetApp), STI markets and sells NetApp products and services, hardware support and software support to end-user customers in the United States.  This agreement names Avnet, Inc. as the distribution partner and is automatically renewed on a biennial basis.

 Products and Services

Consonus is a provider of IT infrastructure, data center solutions and related managed services to the growing small and medium size business market in the East, Southeast and select markets in the Western part of the United States. Consonus’ comprehensive suite of services and solutions are organized under the following two headings: data center services and solutions and IT infrastructure services and solutions.

Data Center Services and Solutions

Consonus’ suite of data center services and solutions includes the following:

Managed Services

Consonus’ high availability, secure data center facilities provide a comprehensive spectrum of co-location and hosting services for its clients' IT infrastructure.

Consonus uses industry standard best practices to ensure integration between the servers, applications and networks available to its customers, allowing it to monitor and manage their critical IT functions.

Managed Solutions

Consonus’ suite of managed services provide a single-source solution for all data center needs and enables its clients to utilize its specialized technical knowledge and benefit from reliable, uninterrupted services.

Maintenance Manager

Consonus’ 24 x 7 staff offers multiple levels of support, from proactive, mission-critical service to basic, self-service maintenance. Its maintenance managers have an average industry experience of 12 years. Their experience across multiple technologies allows them to diagnose and resolve IT issues for Consonus’ clients in a relatively quick and efficient manner. With engineers answering calls, customers can immediately engaged with knowledgeable resource personnel that are able to solve their problems as opposed to waiting for call backs. Consonus’ highly skilled team resolves approximately 95% of support cases in-house. When its personnel is unable to resolve a customer's IT issue and it is necessary to refer it to the vendor, Consonus’ team follows a well-defined call handling process and serves as the customer's advocate, leveraging its  relationship with the customer and the vendor to ensure a rapid response. This "single source accountability" is highly regarded by Consonus’ customers, as is evidenced by its 86% contract value renewal rate based on the twelve months ended February 28, 2010.

Consonus’ team of 11 Support Engineers, 2 Escalation Managers and 3 Service Managers who reside in its corporate headquarters and field offices, supports over 400 customers across diverse industries on a 24/ 7 basis. Consonus team handles an average of approximately 550 cases per month on technologies including Sun/Oracle Corporation, Symantec Corporation , NetApp, Inc., Hitachi Data Systems, Brocade,  Linux and Windows. Consonus regularly receives the highest marks on audits from its vendors and satisfaction surveys from its customers.

 Managed Bandwidth

Consonus’ managed bandwidth services connect client equipment directly to a high-performance, extensively connected, reliable, multi-carrier network.

New Data Center Services and Solutions

Consonus has recently launched, or will launch, an expanded offering of data center services and solutions, including the following products:

• Secure Archiving for the Enterprise (SAFETM) 2:     This version of Consonus’ SAFE archiving service enables archiving of any kind of unstructured data (like documents, images, multi-media, and spreadsheets) to its remote secure, high-availability data center for safe keeping.  Files are indexed and immediately retrievable with no end user training or specialized software required at the user’s computer system.  This is an enhancement of its previous SAFE service which was focused on email archiving.  Additional features in SAFETM 2 include e-discovery support and journaling (guaranteed capture of messages).

• Software as a Service Platform:    Consonus offers a solution that enables companies – primarily independent software vendors – to offer access to their software application to end users via the Internet. Consonus currently intends to include the design, procurement, implementation, hosting, and management of the underlying infrastructure for a recurring fee, allowing its customers to focus on their core competency of software development while avoiding the capital expense otherwise required.

IT Infrastructure Services and Solutions

Consonus trained team of certified consultants enables it to quickly identify IT infrastructure challenges, improve business processes and produce comprehensive IT infrastructure services and solutions for its clients.

Consulting and Advisory Services

Consonus offers a variety of professional and consulting services, including the following:

•  IT Infrastructure Architecture Design and Installation:    Consonus offers a comprehensive range of deployment services for complex IT architectures. All of its skilled consultants hold many of the highest vendor certifications required to design, install, and configure the latest solutions for virtualization, data protection, servers, software, and storage.

• Assessment, Consolidation and Disaster Recovery Planning:    Ensuring business continuity requires the ability to efficiently consolidate data as well as manage and replicate information in order to prevent downtime or loss of information. Consonus has developed an assessment methodology focused on designing and delivering customized IT infrastructure solutions which deliver performance and cost benefits that meet its clients' IT planning needs.

• Regulatory Compliance Tools:    Consonus offers a variety of IT infrastructure solutions which enables its clients to address their regulatory compliance requirements, including:

• Document Retention:    Consonus offers email, file system and instant messaging archival solutions to enable businesses to electronically comply with their document retention policies; and

• Electronic Storage and Encryption:    Consonus’ offers products that enable encryption of client data, whether transmitted over the network or stored on magnetic media, to prevent exposure of proprietary, client, or employee data.

• Information Technology Infrastructure Library, or ITIL:    ITIL is a framework of best practice approaches and methodology intended to facilitate the delivery of high quality IT services. ITIL outlines an extensive set of management procedures that are intended to support businesses in achieving both quality and value for their money in IT operations. Consonus’ staff includes one of the world's 400 ITIL masters, enabling it to be one of only four companies in North America to provide businesses with ITIL certification.

• Energy Efficiency:     In partnership with select companies, Consonus provides energy efficiency consulting to its customers to enable its customers to reduce their data center energy costs and reduce the environmental impact of their data centers.  Consonus has developed a suite of services to help its customers reduce spend on power, increase the lifespan of their data centers, and mitigate power and cooling issues in their data center facility.

• Virtualization:    Consonus has a comprehensive set of services designed to help its customers realize the benefits of virtualization in their environments.  This is accomplished by providing services focused on assessing the current environment, deployment of virtualization technology, setting corporate IT strategy, building and implementing operational best practices, and providing capacity management solutions.

• Cloud Computing:      Many customers are struggling with how to utilize cloud technology to meet their business objectives.  Consonus cloud enablement services help customers determine the right mix of private, public and shared cloud technologies to meet financial goals, manage business risk, and focus on core business areas while providing innovative solutions that result in competitive market advantage.

• Project Management:     Consonus’ experience in delivering results oriented IT projects on time and on budget is the basis for our project management services.  Consonus’ project managers can provide everything from project oversight to full program management of IT initiatives.

• Data Center Relocations and Migrations:     Consonus’ uniquely positioned to assist its customers with a tried and proven process of planning and executing flawless data center relocations and migrations.  Its focus on upfront planning and mitigation leads to data center moves that in its customers words “are uneventful.”  Consonus’ experienced data center relocation experts manage all aspects of the move that includes planning, insurance, physical move, and final testing.

Hardware and Software Procurement and Provisioning

Consonus’ relationship with its vendors (see "Business Strengths – Established Relationships with Leading Industry Vendors") and its technical, sales and operations staff is an integral component of its hardware and software procurement process. Consonus’ strategic relationship with its vendors enables it to provide its clients with a comprehensive range of hardware and software products, including server, storage, network and virtualization technology. Its experienced technical, sales and operations staff employ a variety of configuration tools to determine hardware and software compatibility and deliver customized hardware and software products.

Competition

The market for IT infrastructure and data center services and solutions is highly fragmented. The industry includes small regional providers serving the small and medium size business market, notably in secondary markets such as Raleigh, Nashville, Birmingham and Richmond, and a limited number of national and multi-national providers that serve larger business clients notably in metropolitan markets such as Los Angeles, New York, San Francisco and Washington. Generally speaking, the small regional providers focus their services on the provision of physical space (hosting and co-location) and managed bandwidth with a limited offering of IT infrastructure and data center services and solutions. National and multi-national providers' generally either focused on hosting, co-location and managed services or on being full service IT infrastructure outsourcing providers.

Consonus’ current and potential competitors can be divided into 3 categories:

• national and international hosting, co-location and managed service providers;

• regional hosting providers; and

• national and international full service IT infrastructure outsourcing providers.

National and international hosting, co-location and managed service providers include companies such as Equinix Inc., SAVVIS, Inc., Terremark Worldwide, Inc. and FusionStorm. These companies provide physical space (hosting and co-location), managed bandwidth and network services, and to varying degrees, some data center related services such as system and network monitoring, security and data and system management. Consonus generally does not compete with these providers because they operate principally in metropolitan markets targeting multi-national companies. In the limited instances where these providers have pre-existing business relationships with businesses in Consonus’ target small and medium size business secondary markets, Consonus differentiate itself by providing physical space (hosting and co-location) as well as a broader offering of IT infrastructure and data center services and solutions.

Regional hosting providers include companies such as Hosted Solutions Inc. and Peak 10 in North Carolina, C7 in Utah and ViaWest in Colorado. These companies have limited IT infrastructure and typically only provide physical space (hosting and co-location), managed bandwidth, network monitoring and security, and some managed services. Consonus believes these regional hosting providers generally do not possess the technical knowledge or resources required for in-depth customer support and product development. Consonus believes these factors, in addition to its comprehensive breadth of IT infrastructure and data center service and product offerings will, enable it to effectively compete with the regional hosting providers.

National and international IT outsourcing providers include companies such as Electronic Data Systems Corporation and International Business Machines Corporation, or IBM. These companies provide IT infrastructure and data center services and solutions, including, application hosting, site management, IT professional and consulting services, technology design, co-location facilities and managed bandwidth. These companies generally target large multi-national companies with global IT sites and broad managed service needs in primary markets and generally do not focus on small and medium size businesses in secondary markets. Consonus has, in limited cases, leveraged its core competencies in the data center, including designing, deploying and supporting mission-critical computing environments to service large multi-national customers in primary markets.  Consonus also competes with mid sized companies such as DataLink and Agilysis that provide IT infrastructure and data center solutions.

Facilities

Consonus has leased regional sales offices located in the following cities: (a) Atlanta, GA; (b) Birmingham, AL; (c) Charlotte, NC; (d) Ft. Lauderdale, FL; (e) Greenville, SC; (f) Nashville, TN; (g) Salt Lake City, UT; and (h) Rockville, MD.

For additional information, regarding Consonus please refer to the Company's registration statement on S-4/A filed with the SEC on February 10, 2011.

Item 1A.  Risk Factors.

RISK FACTORS

We have recently incurred net losses, and we may continue to incur net losses in the future.

The net loss of Midas Medici was $2,554,964 and $1,582,108 in 2010 and 2009, respectively. Our accumulated deficit as of December 31, 2010 was $4,817,626. We currently have a working capital deficiency of $2,359,777 as of December 31, 2010. Our net losses in 2010 and 2009 were driven principally by deteriorated macroeconomic conditions and the fixed cost nature of our business. More recently, our net losses have been driven principally by general and administrative, marketing, operating and depreciation and amortization expenses relating to investing in human capital to support our newer service offerings and grow our presence in Europe. To try to grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our services, which will include increased marketing and operating expenses. We cannot be certain that by incurring these expenses our hoped-for revenue growth will occur. Further, even with additional investment we may never obtain profitability.

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

We have reported several material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment.  In addition, we concluded  that our disclosure controls and procedures were ineffective.  Internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP.  Disclosure controls generally include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot maintain effective internal controls or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

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

We derive significant revenue and gross profit from utility contracts that are awarded through a competitive bidding process. We expect that most of the business we seek in the foreseeable future from these clients will be awarded through competitive bidding. We will occasionally bid these jobs as the prime contractor, and occasionally as a sub-contractor. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	·the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

•
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

To the extent that we do not generate sufficient funds from ongoing operations, we may need to raise additional capital, failure to do so could adversely affect us.

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

The executive officers of Midas Medici and its directors beneficially owned, as of March 30, 2011 in the aggregate, approximately 4,983,228 shares of our outstanding common stock, which constitutes approximately 65.2% of our outstanding shares.  Our officers and directors ownership percentage will increase as a result of any shares issued under our incentive plan under which we can issue 650,000 shares to our officers, directors, employees and consultants. Through March 30, 2011 we have granted options to purchase an aggregate of 503,176 shares of our common stock to our management.

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

There has been limited trading in our common stock since quotation commenced on the Over-the-Counter Bulletin Board, accordingly investors may be unable to liquidate their investment.

Since February 22, 2010, our shares of common stock have been included for quotation on the Over-the-Counter Bulletin Board under the symbol MMED. There can be no assurance that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, investors may be unable to liquidate their investment. Even if a market for our common stock does develop, the market price of our common stock may continue to be highly volatile.

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

Our board has adopted a stock-based incentive plan. Under the incentive plan, currently the Company can grant a maximum of up to 650,000 shares to our officers, directors, employees and consultants. Shareholders would experience a dilution in ownership interest assuming the maximum issuance of 650,000 shares from stock options or awards of restricted stock under the plan.  In addition, the existence of a significant amount of stock and stock options that are issuable under our incentive plan may be perceived by the market as having a dilutive effect, which could lead to a decrease in the price of our common stock.

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

Risks Related To Consonus’ Business

Losses from continuing operations.

Consonus has experienced losses in several years. The losses were generated by the business that remains as continuing operations.

Consonus services and solutions have a long sales cycle that may materially adversely affect its business, financial condition and results of operations.

A customer's decision to purchase other services and solutions from Consonus typically involves a significant commitment of resources, including time. These long sales cycles for new business not currently under contract tend to make the timing and amount of its revenue unpredictable. Furthermore, Consonus may expend significant time and resources in pursuing a particular sale or customer that do not result in revenue. As a result of these factors, Consonus believes that its quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of its operating results may not be meaningful. Delays due to length of its sales cycle may also materially adversely affect its business, financial condition and results of operations.

Consonus customers may choose to in-source IT capabilities as a substitute for its services and solutions, consolidate their relationships with other providers or choose to manage their IT infrastructure in different ways, any of which could adversely affect Consonus’ success.

As Consonus customers grow in size and complexity and develop more comprehensive back office capabilities, there is an increasing likelihood that they will choose to in-source key IT activities which were previously provided by Consonus in an attempt to reduce expenses. Although Consonus is focused on building its customer base of small to medium-sized businesses, currently, many of its top 10 customers consist of relatively large enterprises, which may further develop their own internal IT or data storage capabilities, thereby decreasing or eliminating the need for Consonus’ services and solutions. Additionally, Consonus’ customers may establish relationships or strengthen existing, or form new relationships with systems integrators, third party consulting firms or other parties, which could lead them to terminate their relationships with it, or pursue alternative means to manage their IT infrastructure or data center related activities. If customers representing a material portion of Consonus’ revenue base decide to terminate the services and solutions it provides for them, its revenue could materially decline and this may adversely affect its business, operating results and financial position.

If Consonus’ security systems are breached it could incur liability, its services may be perceived as not being secure, and its business and reputation could suffer.

Consonus business involves the storage, management, and transmission of the proprietary information of customers. Although Consonus employs control procedures to protect the security of data its store, manage and transmit for its customers, it cannot guarantee that these measures will be sufficient for this purpose. Breaches of its security could result in misappropriation of personal information, suspension of hosting operations or interruptions in its services. If Consonus’ security measures are breached as a result of a third-party action, employee error or otherwise, and as a result customers' information becomes available to unauthorized parties, it could incur liability and its reputation would be damaged. This could lead to the loss of current and potential customers. If Consonus experiences any breaches of its network security due to unauthorized access, sabotage, or human error, it may be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems. Consonus also may not be able to remedy these problems in a timely manner, or at all. Because techniques used to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, it may be unable to anticipate these techniques or implement adequate preventive measures. Consonus’ systems are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial email, or spam. Being subject to these events and items could cause a loss of service and data to customers, even if the resulting disruption is temporary.

The property and business interruption insurance Consonus carries may not provide coverage adequate to compensate it fully for losses that may occur or litigation that may be instituted against it in these circumstances. It could be required to make significant expenditures to repair its systems in the event that they are damaged or destroyed, or if the delivery of its services to its customers is delayed and its business could be harmed.

In addition, the U.S. Federal Trade Commission and certain state agencies have investigated various companies' use of their customers' personal information. Various governments have also enacted laws protecting the privacy of consumers' non-public personal information. Consonus’ failure to comply with existing laws (including those of foreign countries), the adoption of new laws or regulations regarding the use of personal information that requires it to change the way it conducts its business, or an investigation of its privacy practices could increase the costs of operating our business.

Consonus faces intense and growing competition. If  it is unable to compete successfully, its business will be seriously harmed through loss of customers or increased negative pricing pressure.

The market for Consonus’ services and solutions is extremely competitive. Its competitors vary in size and in the variety of services and solutions they offer, and include:
• national and international hosting, co-location and managed service providers;
• regional hosting providers; and
• national and international full service IT infrastructure outsourcing providers.

Some of Consonus’ current and potential direct competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than Consonus does, and greater brand recognition. In addition, competitors may operate more successfully or form alliances to acquire significant market share. These direct competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote more resources to the promotion, sale and development of their services and solutions than Consonus and there can be no assurance that Consonus’ current and future competitors will not be able to develop services and solutions comparable or superior to those offered by it at more competitive prices. As a result, in the future, Consonus may suffer from an inability to offer competitive services and solutions or be subject to negative pricing pressure that would adversely affect its ability to generate revenue and adversely affect our operating results.

Consonus is highly dependent on third-party service and technology providers and any loss, impairment or breakdown in those relationships could damage its operations significantly if it is unable to find alternative providers.

Consonus is dependent on other companies to supply various key components of its infrastructure, including network equipment, telecommunications backbone connectivity, the connections from its customers' networks to its network, and connections to other Internet network providers. Consonus is also dependent on the same companies for the hardware, software and services that it sells and delivers to its customers. For example, approximately 32% of the products Consonus sells and delivers to its customers are provided by Symantec Corporation, another approximately 28% of the products and services Consonus sells to its customers are provided by Sun/Oracle Corporation and another approximately another 25% of the products and services it sells to its customers are provided by NetApp, Inc., based on billing data for the 12 month period ended December 2010. There can be no assurance that any of these providers will be able to continue to provide these services or products without interruption and in an efficient, cost-effective manner, or that they will be able to adequately meet Consonus’ needs as its business develops. There is also no assurance that any agreements that Consonus has in place with these third-party providers will not be terminated or will be renewed, or if renewed, renewed on commercially acceptable terms. If Consonus is unable to obtain required products or services from third-party suppliers on a timely basis and at an acceptable cost, it may be unable to provide its data center and IT infrastructure services and solutions on a competitive and timely basis, if at all. If its suppliers fail to provide products or services on a timely basis and at an acceptable cost, it may be unable to meet its customer service commitments and, as a result, Consonus may experience increased costs or loss of revenue, which could have a material adverse effect on our business, financial condition and operating results.

Consonus resells products and services of third parties that may require it to pay for such products and services even if Consonus’ customers fail to pay it for the products and services, which may have a negative impact on its cash flow and operating results.

In order to provide resale services such as bandwidth, managed services, other network management services and infrastructure equipment, Consonus contracts with third party service providers, such as Sun/Oracle Corporation, NetApp, Inc., XO Holdings, Inc., VeriSign, Inc. and Hewlett Packard Company. These services require Consonus to enter into fixed term contracts for services with third party suppliers of products and services. If it experiences the loss of a customer who has purchased a resale product or service, Consonus will remain obligated to continue to pay its suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce its financial resources and may have a material adverse effect on its financial performance, cash flow and operating results.

Consonus may fail to adequately protect its proprietary technology, which would allow competitors or others to take advantage of its research and development efforts.

Consonus relies upon trade secrets, proprietary know-how, and continuing technological innovation to develop new data center and IT infrastructure services and solutions and to remain competitive. If its competitors learn of Consonus’ proprietary technology or processes, they may use this information to produce data center and IT infrastructure services and solutions that are equivalent or superior to Consonus’ services and solutions, which could materially adversely affect its business, operations and financial position. Consonus’ employees and consultants may breach their obligations not to reveal its confidential information, and any remedies available to Consonus may be insufficient to compensate its damages. Even in the absence of such breaches, Consonus’ trade secrets and proprietary know-how may otherwise become known to its competitors, or be independently discovered by its competitors, which could adversely affect its competitive position.

Consonus is dependent on the reliability and performance of its internally developed systems and operations. Any difficulties in maintaining these systems, whether due to human error or otherwise, may result in service interruptions, decreased service quality for its customers, a loss of customers or increased expenditures.

Consonus’ revenue and profit depend on the reliability and performance of its services and solutions. Consonus has  contractual obligations to provide service level credits to almost all of its customers against future invoices in the event that certain service disruptions occur. Furthermore, customers may terminate their agreements with Consonus as a result of significant service interruptions, or its inability, whether actual or perceived, to provide its services and solutions at desired quality levels or at any time. If Consonus’ services are unavailable, or customers are dissatisfied with its performance, it could lose customers, its revenue and profits would decrease and its business operations or financial position could be harmed. In addition, the software and workflow processes that underlie its ability to deliver its services and solutions have been developed primarily by its own employees and consultants. Malfunctions in the software Consonus uses or human error could result in its inability to provide services or cause unforeseen technical problems. If Consonus incurs significant financial commitments to its customers in connection with its failure to meet service level commitment obligations, it may incur significant liability and its liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet its service level commitment obligations could reduce the confidence of its customers and could consequently impair its ability to obtain and retain customers, which would adversely affect both its ability to generate revenue and its operating results.

Consonus operates in a price sensitive market and is subject to pressures from customers to decrease its fees for the services and solutions it provides. Any reduction in price would likely reduce its margins and could adversely affect its operating results.

The competitive market in which Consonus conducts its business could require it to reduce its prices. If Consonus’ competitors offer discounts on certain products or services in an effort to recapture or gain market share or to sell other products, Consonus may be required to lower its prices or offer other favorable terms to compete successfully. Any of these changes would likely reduce Consonus’ margins and could adversely affect its operating results. Some of Consonus’ competitors may bundle products and services that compete with it for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. In addition, many of the services and solutions that Consonus provide sand markets are not unique to it and its customers and target customers may not distinguish Consonus’ services and solutions from those of its competitors. All of these factors could, over time, limit or reduce the prices that Consonus can charge for its services and solutions. If Consonus cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenue resulting from lower prices would adversely affect its margins and operating results.

If Consonus is unable to retain and grow its customer base, as well as its end-user base, its revenue and profit will be adversely affected.

In order to execute its business plan successfully, Consonus must maintain existing relationships with its customers and establish new relationships with additional small and medium-sized businesses. Consonus’ ability to attract customers will depend on a variety of factors, including the presence of multiple telecommunications carriers and its ability to provide and market an attractive and useful mix of products and services. If Consonus is unable to diversify and extend its customer base, its ability to grow its business may be compromised, which would have a material adverse effect on its financial condition and results of operations.

If economic or other factors negatively affect the small and medium-sized business sector, Consonus’ customers and target customers may become unwilling or unable to purchase its services and solutions, which could cause Consonus’ revenue to decline and impair its ability to operate profitably.

 Many of Consonus’ existing and target customers include small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns, such as the ongoing recession, than larger, more established businesses. Additionally, these businesses often have limited funds, which they may choose to spend on items other than Consonus’ services and solutions. If a material portion of the small and medium-sized businesses that Consonus services, or are looking to service, experience economic hardship, these small and medium-sized businesses may be unwilling or unable to expend resources on the services and solutions it provides, which would negatively affect the overall demand for its services and could cause its revenue to decline.

If Consonus does not respond effectively and on a timely basis to rapid technological change, its business could suffer.

The markets in which Consonus operates are characterized by changing technology and evolving industry standards. There can be no assurance that Consonus’ current and future competitors will not be able to develop services or expertise comparable or superior to those it has developed or to adapt more quickly than Consonus to new technologies, evolving industry standards or customer requirements. Failure or delays in Consonus’ ability to develop services and solutions to respond to industry or user trends or developments and the actions of its competitors could have a material adverse effect on Consonus’ business, results of operations and financial condition. Consonus’ ability to anticipate changes in technology, technical standards and product offerings will be a significant factor in the success in its current business and in expanding into new markets.

Item 2.  Properties.

Our subsidiary, Utilipoint’s corporate headquarters is located in Albuquerque, New Mexico in approximately 1,400 square feet of office space under a three year lease that expires in January 2014 at an average cost of $1,955 per month.  Additionally, Utilipoint occupies a satellite office in Sugar Land, Texas in approximately 200 square feet of office space.  The Sugar Land office is under a month to month lease at a cost of $750 per month, respectively.  Utilipoint’s European headquarters is located in Brno, Czech Republic in approximately 1,000 square feet of office space. We believe that our current premises are sufficient to handle our activities for the near future.

Item 3.  Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of the Company’s property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OTC Bulletin Board Considerations

Since February 22, 2010, our shares of common stock have been included for quotation on the Over-the-Counter Bulletin Board under the symbol MMED.OB. There has been limited trading in our common stock. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock from February 22, 2010 through December 31, 2010, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High		Low
First Quarter 2010*	$5.75	**	$5.75	**
Second Quarter 2010	$5.00		$4.75
Third Quarter 2010	$4.75	**	$4.75	**
Fourth Quarter 2010	$4.00		$2.00

* Our shares were approved for quotation on the OTCBB on February 22, 1010.
** Price represents opening and closing price of the Company’s common stock. There was no volume in the stock.

Holders

As of March 30, 2011, the Company had 247 stockholders of record.

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

The maximum number of shares that may be issued under the Plan is 650,000. However for the period commencing January 1, 2010, the maximum number of shares issuable under the Plan shall be equal to 20% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis but shall not be less than 650,000.  Pursuant to the Plan, incentive stock options or non-qualified options to purchase shares of common stock may be issued.  The plan may be administered by our board of directors or by a committee to which administration of the Plan, or part of the Plan, may be delegated by our board of directors. Options granted under the Plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of 90 days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

As of March 30, 2011, options to purchase an aggregate of 503,176 shares of common stock of the Company were granted under the MMGH Plan with a weighted average exercise price of $3.90.

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	503,176	$3.90	146,824

Total	503,176	$3.90	146,824

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

Prior to its reverse merger transaction with Utilipoint International, Inc., the Company was a “shell company” based on its business activities. Under SEC rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations.

With the acquisition of Utilipoint on August 21, 2009, the merger was accounted for as a reverse merger and recapitalization which resulted in Midas Medici being the "legal acquirer" and Utilipoint the "accounting acquirer".

Utilipoint, the Company’s  wholly-owned subsidiary,  provides consulting services and proprietary research to its clients using multi-disciplinary teams with deep subject matter expertise, analytical methodologies, primary research and technology-enabled tools. As of the date of filing of this report, Utilipoint has 19 employees. More than 50% of Utilipoint’s professional staff hold post-graduate degrees in such diverse fields as economics, engineering, business administration, information technology, law, life sciences and public policy. Utilipoint’s senior managers have considerable industry and project management experience and an average tenure of more than 20 years in the industry. We believe this diverse pool of intellectual capital enables us to provide creative solutions to our clients’ most pressing problems.

Utilipoint is headquartered in Albuquerque, New Mexico, with two domestic regional offices in Tulsa, Oklahoma and Sugar Land, Texas. It maintains international operations through its office in Brno, Czech Republic.

Results of Operations

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009

Net revenues. Net revenues for the year ended December 31, 2010 were $1,123,140 compared to $3,009,163 for the year ended December 31, 2009. The decrease in net revenues was primarily due to the loss of employees, shift to low risk higher margin projects and the Company's clients and target customers cutting budgets for discretionary spending (as a result of the recent recessionary macroeconomic conditions) that account for the Company's core revenues sources.

Cost of services. Cost of services for the year ended December 31, 2010 were $580,799 or 52% of net revenue, compared to 1,757,823 or 58% of net revenue, for the year ended December 31, 2009. The increase in our margins, as a result of lower cost of services as a percentage of net revenues, was primarily due to decreased direct expenses by utilization of internal labor expenses only.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2010 were $2,937,000, compared to $2,722,871 for the year ended December 31, 2009. Selling, general and administrative expenses increased significantly primarily due to expenses related to the preparation and filing of the registration statement, and additional employee compensation costs of $135,000.

Operating loss. For the year ended December 31, 2010, losses from operations totaled $2,405,354, compared to an operating loss of $1,491,454 for the year ended December 31, 2009. Loss from operations increased primarily due to reduced net revenues combined with expenses related to the preparation and filing of the registration statement and stock-based compensation related expenses.

Interest and tax expense. For the year ended December 31, 2010, interest expense was $142,960, compared to $89,638 for the year ended December 31, 2009. Tax provisions were not material for either period.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $13,914 and working capital deficiency of $2,359,777.

Cash flow used in operations was $1,548,600 for the year ended December 31, 2010 compared to cash flow used in operations of $298,612 in the prior year. The increase in cash flow used in operations resulted from the net loss of $2,554,964 offset by non-cash charges from stock based compensation of $302,139, increased customer collections resulting in a reduction in accounts receivable of $219,575 and extending payment terms to increase accounts payables and accrued expenses of $620,538. Cash flow used in operations in 2009 was related primarily to the net loss from operations, net customer collections resulting in a reduction in accounts receivable and extending payment terms, increased accounts payables and accrued expenses.

Cash used in investing activities was $824 for the year ended December 31, 2010 was related to purchases of furniture and fixtures. Cash provided by investing activities was $15,017 for the year ended December 31, 2009 was related to cash proceeds received from the merger offset by purchases of computers and office equipment

Cash provided by financing activities consists principally of net proceeds received from related party notes and revolving credit facilities of $1,500,929 and $205,765 for the years ended December 31, 2010 and 2009, respectively.

On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts will be evidenced by a Senior Secured Revolving Promissory Note. Interest on the Loan was payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the Wall Street Journal prime rate plus 2.5%, or a minimum of  6.5%. In the event of default, as such term is defined in the Loan Agreement; the interest rate shall bear additional interest of 3%. The Loan is secured by all of our property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof. In connection with the Loan, in addition to the Loan Agreement, we entered into a Security Agreement with Proficio and the holders of the senior subordinate debentures issued by Utilipoint entered into a Subordination and Standstill Agreement.  The credit facility matured on October 14, 2010 and was paid in full on November 2, 2010.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at December 31, 2010 was $4,817,626, and we incurred  net losses of $2,554,964 and $1,582,108 for the years ended December 31, 2010 and 2009, respectively.  On December 31, 2010, we had working capital deficit of $2,359,777. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third-party financings.

In February 2010, the Company completed a public offering. Net proceeds of the offering totaled $1,177,600 after taking into account underwriting discount and commissions of $102,400.   The public offering included 256,000 shares of our common stock at a price of $5.00 per share. Certain of our affiliates converted outstanding debt of up to $250,000 in the offering.

We expect that our cash flow from operations, external financing and subsequent restructuring of our balance sheet will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders and there can be no guarantee that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt.

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

- INDEX-

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Deficit for the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midas Medici Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Midas Medici Group Holdings, Inc. and Subsidiaries  (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, deficit and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas Medici Group Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
April 4, 2011

Midas Medici Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash	$13,914	$64,093
Accounts receivable, net	80,832	300,394
Prepaid expenses and other current assets	16,720	9,650
Total current assets	111,466	374,137

Property and equipment, net	8,031	17,893
Other assets	1,763	2,697
Total assets	$121,260	$394,727

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,044,060	$1,527,588
Revolving credit facility	7,180	171,804
Deferred revenue	62,864	149,372
Current portion of long-term debt	307,403	484,415
Current portion of capital lease obligations	7,549	11,899
Preferred stock dividends payable - stated	42,187	178,208
Total current liabilities	2,471,243	2,523,286

Long-term debt, less current portion	1,041,489	333,536
Capital lease obligations, less current portion	853	5,869
Total liabilities	3,513,585	2,862,691

Commitments and contingencies

Deficit:
Midas Medici Group Holdings, Inc. and Subsidiaries: Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued as of December 31, 2010 and 2009	-	-

Common stock, $0.001 par value; 40,000,000 authorized; issued 3,011,516 and outstanding 2,586,516 Shares at December 31, 2010; issued 2,735,516 and outstanding 2,310,516 shares at December 31, 2009	3,012	2,736

Treasury stock, at cost; 425,000 shares at December 31, 2010 and 2009, respectively	(40)	(40)

Additional paid-in capital	1,549,226	(82,637)
Accumulated deficit	(4,817,626)	(2,309,048)
Accumulated other comprehensive income	5,331	6,867
Total deficit of Midas Medici Group Holdings, Inc. and Subsidiaries	(3,260,097)	(2,382,122)
Non-controlling interest	(132,228)	(85,842)
Total deficit	(3,392,325)	(2,467,964)
Total liabilities and deficit	$121,260	$394,727

See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009

Revenues	$1,123,140	$3,009,163
Cost of services	580,799	1,757,823
Gross margin	542,341	1,251,340

Operating expenses:
Selling, general and administrative	2,937,000	2,722,871
Depreciation and amortization	10,695	19,923
Total operating expenses	2,947,695	2,742,794
Operating loss	(2,405,354)	(1,491,454)

Other income (expense):
Interest income	2	4
Interest expense	(142,960)	(89,638)
Total other income (expense)	(142,958)	(89,634)
Loss before income taxes	(2,548,312)	(1,581,088)

Provision for income taxes	6,652	1,020
Net loss	(2,554,964)	(1,582,108)
Less: Net loss attributable to the non-controlling interest	46,386	85,842
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	(2,508,578)	(1,496,266)

Preferred stock dividends and dividend accretion
Preferred stock stated dividends	-	(109,958)
Preferred stock dividend accretion	-	(203,109)
Net loss applicable to Common Stockholders	$(2,508,578)	$(1,809,333)

Net loss per common share (basic and diluted)	$(0.99)	$(1.40)

Weighted average number of common shares (basic and diluted)	2,526,172	1,290,777

Comprehensive loss:
Net loss	$(2,554,964)	$(1,582,108)
Foreign currency translation gain (loss)	(1,536)	9,629
Total comprehensive loss	(2,556,500)	(1,572,479)
Comprehensive loss attributable to the non-controlling interest	46,386	85,842
Comprehensive loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(2,510,114)	$(1,486,637)

See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
Consolidated Statements of  Deficit
Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Treasury Stock		Common Stock Put Options	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount		Shares	Amount

Balance - December 31, 2008	2,192,094	$2,192	$540,997	808,611	$(974,015)	$(269,000)	$(812,782)	$(2,762)	$(1,515,370)	$-	$(1,515,370)

Sale of common stock	15,981	16	24,984						25,000		25,000

Treasury stock received at $0.00 cost				50,948					-		-

Effect of reverse merger adjustments	1,387,000	1,387	(262,546)	425,000	(40)				(261,199)		(261,199)

Accretion of accelerated and ballon dividends on preferred stock			(203,109)						(203,109)		(203,109)

Elimination of treasury stock upon reverse merger	(859,559)	(859)	(973,156)	(859,559)	974,015				-		-

Elimination of accrued common stock put options upon reverse merger						269,000			269,000		269,000

Elimination of accumulated accretion of accelerated and balloon dividends on preferred stock upon reverse merger			598,694						598,694		598,694

Preferred dividends			(109,958)						(109,958)		(109,958)

Stock-based compensation			301,457						301,457		301,457

Foreign currency translation								9,629	9,629		9,629

Loss attributed to non-controlling interest									-	(85,842)	(85,842)

Net loss attributable to
Midas Medici Group Holdings, Inc.							(1,496,266)		(1,496,266)		(1,496,266)
Balance - December 31, 2009	2,735,516	2,736	(82,637)	425,000	(40)	-	(2,309,048)	6,867	(2,382,122)	(85,842)	(2,467,964)

Sale of common stock	256,000	256	1,279,744						1,280,000		1,280,000

Issuance of common stock to satisfy accounts payable	20,000	20	49,980						50,000		50,000

Stock-based compensation			302,139						302,139		302,139

Foreign currency translation								(1,536)	(1,536)		(1,536)

Loss attributed to non-controlling interest									-	(46,386)	(46,386)

Net loss attributable to
Midas Medici Group Holdings, Inc.							(2,508,578)		(2,508,578)		(2,508,578)
Balance - December 31, 2010	3,011,516	$3,012	$1,549,226	425,000	$(40)	$-	$(4,817,626)	$5,331	$(3,260,097)	$(132,228)	$(3,392,325)

See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,554,964)	$(1,582,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,695	19,923
Stock-based compensation	302,139	301,457
Deferred taxes	-	(1,057)
Changes in operating assets and liabilities, net of effects of consolidation of Utilipoint International, Inc:
Accounts receivable	219,575	253,160
Prepaid expenses and other current assets	(6,859)	32,881
Accounts payable	4,019	130,780
Accrued expenses and other current liabilities	620,538	474,480
Deferred revenue	(87,024)	(4,639)
Management fees payable	(113,978)	63,978
Other	57,259	12,533
Net cash used in operating activities	(1,548,600)	(298,612)

Cash flows from investing activities:
Purchases of property and equipment	(824)	(1,465)
Net cash acquired from acquisition	-	16,482
Net cash (used in) provided by investing activities	(824)	15,017

Cash flows from financing activities:
Net payments on revolving credit facility	(164,624)	(45,022)
Principal payments on capital lease obligations	(9,366)	(16,766)
Principal payments on notes payable	(283,932)	(126,560)
Proceeds from notes payable	814,873	369,113
Proceeds from issuance of common stock	1,280,000	25,000
Distribution/dividend to preferred stockholders	(136,022)	-
Net cash provided by financing activities	1,500,929	205,765

Net decrease in cash and cash equivalents	(48,495)	(77,830)
Effect of exchange rate changes on cash and cash equivalents	(1,684)	(2,623)
Cash and cash equivalents at beginning of year	64,093	144,546
Cash and cash equivalents at end of year	$13,914	$64,093

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$89,363	$68,446
Taxes	$6,652	$2,077

Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock to satisfy accounts payable	$50,000	$-
Property and equipment acquired under capital loss	$-	$1,884

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

On August 21, 2009, Midas Medici and Utilipoint International, Inc. (“Utilipoint”), entered into a reverse merger transaction, which resulted in Midas Medici being the “legal acquirer” and Utilipoint the “accounting acquirer”. The prospective filings with the Securities and Exchange Commission (the “SEC”) included the historical financial results of Utilipoint as of and for the years ended December 31, 2010 and 2009 and Midas Medici, and its subsidiaries only as of and for the period commencing August 21, 2009, the date of the reverse merger.

Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represents 100% of the then outstanding shares). This includes 21,523 Utilipoint Series A Preferred Stock that were converted to 687,922 Midas Medici common shares. Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009. Immediately after the closing of the acquisition and as of December 31, 2010, an aggregate of 2,586,516 shares of common stock were outstanding. Hence, the 1,348,516 shares represented approximately 52% of the outstanding shares of Midas Medici.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Revenue Recognition

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(c)             Allowance for Doubtful Accounts

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

(d)            Property and Equipment

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

(f)           Comprehensive Loss

Comprehensive loss consists of net loss or gains on foreign currency translations and net loss from operations and is presented in the consolidated statements of  deficit. This includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive loss are the cumulative translation adjustments related to the net assets of the operations of the Company’s foreign subsidiary. These adjustments are accumulated within deficit under the caption “Accumulated Other Comprehensive Loss”.

(g)             Stock-Based Compensation

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(h)             Income Taxes

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

When applicable, the Company's practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, there was no accrual for interest or penalties recorded on the consolidated balance sheets. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction. The Company and its subsidiaries' federal income tax returns for tax years 2007 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation.

Utilipoint International, Inc. is a cash basis taxpayer.

(i)           Cost of Services

Cost of services represents direct job costs plus direct labor and related benefits and payroll taxes.

(j)           Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable business segment which is operated in two geographic locations.

(k)            Non-controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 60% owned subsidiary, the Intelligent Project LLC.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(l)           Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations under the line item selling, general and administrative expense. The foreign exchange (loss) gain was $(15,031) and $9,629 for the years ended December 31, 2010 and 2009, respectively. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s U.S. subsidiary, which are reported based on the applicable exchange rate in effect on the balance sheet date.

(m)           Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board ("FASB") issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

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

NOTE 3 – MERGER WITH CONSONUS TECHNOLOGIES, INC.

On February 28, 2011, the Company consummated  a merger, in accordance with the Agreement and Plan of Merger (the “Merger Agreement”), with Consonus Technologies, Inc. (“Consonus”) and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company (the “Merger Sub”).  Pursuant to the Merger Agreement, at the closing of the Merger Agreement, Merger Sub merged with and into Consonus and Consonus will become the Company’s wholly-owned subsidiary.

The merger will be accounted for using the acquisition method of accounting for financial reporting purposes. In a merger transaction, the acquisition method requires the identification of the acquiring entity. Consonus has been identified as the acquiring entity, and Midas as the acquired entity for accounting purposes. Under acquisition accounting, the assets and liabilities of an acquired company (Midas) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Consonus). Financial statements issued for the periods after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Consonus) and comparative statements of the surviving corporation will be those of the accounting acquirer (Consonus) rather than the legal acquirer (Midas).

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – MERGER WITH CONSONUS TECHNOLOGIES, INC. (cont’d)

In accordance with the Merger Agreement each Consonus stockholder, will receive at closing, in exchange for each share of Consonus common stock held or deemed to be held by such stockholder immediately prior to the closing of the merger, the right to receive 1.33, referred to as the “Exchange Ratio” shares of the Company. The merger agreement also provides that each outstanding option and  warrant, or obligation to issue warrants, of Consonus will be exchanged for options and warrants of  the Company as would be issuable pursuant to the Exchange Ratio, with a pro rata adjustment to the exercise price. Additionally, all outstanding stock appreciation rights of Consonus was exchanged for stock appreciation rights of the Company at the Exchange Ratio.

The following tables sets forth the ownership interest of the principal stockholders in Consonus , Midas Medici  and the combined company:

	Midas Medici			Consonus			Combined Company
Name	Number of shares		Percentage*	Number of shares		Percentage**	Number of shares		Percentage***

Knox Lawrence International, LLC	120,113	(1)	4.6%	2,278,321	(2)	62.6%	3,150,280		42.4%

Nana Baffour	1,261,734	(3)	46.5%	2,278,321	(4)	62.6%	4,291,901	(5)	56.8%

Johnson Kachidza	1,261,734	(3)	46.5%	2,278,321	(4)	62.6%	4,291,901	(5)	56.8%

* Percentage of Midas Medici is based upon 2,586,516 shares of common stock outstanding as of February 4, 2011 and options and warrants exercisable within 60 days.
** Percentage of Consonus is based upon 3,637,472 shares of common stock outstanding as of February 4, 2011 and options and warrants exercisable within 60 days.

***        Percentage of common stock of the combined company is based on 7,424,354 shares of common stock of the combined company outstanding upon the consummation of the merger and assumes that the exchange ratio to be used in connection with the merger is approximately 1.33 shares of Midas Medici common stock for each share of Consonus common stock.

(1)	Nana Baffour and Johnson Kachidza hold the power to vote and dispose of the shares of Know Lawrence International, LLC ("KLI").

(2)
Includes  (a) 75,000 shares held by MMC I SOF, LLC (b) 100,000 shares held by UTP International, LLC (c) 381,514 shares held by Quotidian Capital, LLC and (d) 100,000 shares held by MMC, LLC, affiliates of KLI.

(3)
Includes (a) 120,113 shares held by KLI, (b) 687,922 shares held by UTP International, LLC , (c) 27,168  shares underlying an option held by KLI  IP Holding, Inc.,  to purchase shares of the Company issued at the closing of the acquisition of Utilipoint which is currently exercisable at a price of $1.56 per share; (d) 326,531 shares held individually, and (e) shares underlying an option to purchase 100,000 shares of common stock of the Company which is currently exercisable.

(4)
Includes (a) 1,621,807 shares held by KLI, (b) 75,000 shares held by MMC I SOF, LLC and (c) 100,000 held by MMC, LLC, (d) 100,000 shares held by UTP International, LLC and (d) 381,514 shares held by Quotidian Capital, LLC. Nana Baffour, Executive Chairman  of Consonus and Johnson Kachidza, a director of Consonus hold the power to vote and dispose of the shares of KLI.

(5)
Includes (a) 2,277,116 shares held by KLI, (b) 820,922 shares held by UTP International, LLC, (c) 99,750 shares held by KLI Affiliate (MMC I SOF, LLC), (d) 133,000 shares held by KLI Affiliate (MMC, LLC), (e) 507, 414 shares held by KLI Affiliate (Quotidian Capital, LLC),  (f) 27,168 shares underlying an option held by KLI IP Holding, Inc., to purchase shares of the Company issued at the closing of the acquisition of Utilipoint which is currently exercisable at a price of $1.56 per share, (g) 326,531 held individually and (h) shares underlying an option to purchase 100,000 shares of common stock of the Company which is currently exercisable.

NOTE 4 - LIQUIDITY

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at December 31, 2010 was $4,817,626, and we incurred  net losses of $2,554,964 and $1,582,108 for the years ended December 31, 2010 and 2009, respectively.  On December 31, 2010, we had working capital deficit of $2,359,777. Historically, Utilipoint has funded its operations with cash obtained mainly from stockholders and third-party financings.

As discussed in Note 3, the Company consummated the merger with Consonus in February 2011. Based upon the consummation of the merger,  we anticipate that our cash  requirements for the next twelve months will be adequately funded.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	Estimated Useful Life	2010	2009
Office equipment	3 years	$7,758	$7,758
Furniture and fixtures	10 years	8,672	7,882
Equipment under capital leases	3 years	31,209	48,146
		47,639	63,786
Accumulated depreciation		(15,245)	(13,102)
Accumulated amortization of equipment under capital leases		(24,363)	(32,791)
		$8,031	$17,893

Property and equipment are stated at cost.  Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets.  Depreciation expense was $2,186 and $3,304 for years ended December 31, 2010 and 2009, respectively.  Amortization expense was $8,509 and $16,619 for the years ended December 31, 2010 and 2009, respectively.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, accounts payable and accrued expenses consisted of the following:

	2010	2009
Accounts payable	$636,653	$682,719
Accrued payroll and vacation	620,298	301,597
Due to KLI (see Note 13 - Related Party Transactions)	620,263	381,382
Other accrued expenses	166,846	161,890
	$2,044,060	$1,527,588

NOTE 7 - NOTES PAYABLE

At December 31, secured revolving credit facilities and other debt obligations consisted of the following:

		2010	2009
	Secured revolving credit facilities:
(1)	Proficio Bank	$-	$164,384
(2)	Chase Bank	7,180	7,420
	Subtotal	7,180	171,804
(3)	Related party notes	1,348,892	817,951
		1,356,072	989,755
Loss:	Current maturities of debt	314,583	656,219

	Long-term debt	$1,041,489	$333,536

(1)
On October 14, 2009, the Company, entered into a revolving loan agreement with Proficio Bank (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan up to $500,000 (the “Loan”) to the Company which amounts was evidenced by a Senior Secured Revolving Promissory Note. Interest on the Loan was payable monthly in arrears commencing on November 1, 2009, at a rate which is equal to the Wall Street Journal prime rate plus 2.5%, or a minimum of  6.5%. The Loan was secured by all of the Company's property, including, all our accounts, inventory, furniture, fixtures, equipment, leasehold improvements, chattel paper and general intangibles and all proceeds thereof.  There was a balance of $164,384 outstanding at December 31, 2009. The credit facility matured on October 14, 2010 and was paid in full on November 2, 2010.

(2)
In July 2009, IP secured a revolving credit facility with Chase Bank. The credit facility allows IP to borrow up to $15,000 at an interest rate ranging from 13.24% to 19.24%.  Interest accrues at an annual percentage rate of 13.24% for purchases and 19.24% for cash advances and overdraft protection. As of December 31, 2010 and 2009, the amount outstanding under this credit facility was $7,180 and $7,420, respectively.

(3)
As of December 31, 2010 and 2009, the Company had unsecured notes payable due to current and former shareholders totaling $1,348,892 and $817,951, respectively.   The various notes accrue interest ranging from 4% to 12% per annum and were subordinated to obligations under the above credit facility borrowings. The components of this liability are described below.

KLI, an entity of which Nana Baffour, the Company’s CEO and Johnson Kachidza, the Company’s CFO are each managing principals,  has provided financing including:

(i)
On December 31, 2009, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $62,500. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2013.  As of December 31, 2010 and 2009, the balance outstanding was $62,500.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE (cont’d)

(ii)
On January 15, 2009, Utilipoint issued a Senior Subordinated Debenture to KLI in the principal amount of $10,000. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014.  As of December 31, 2010 and 2009, the balance outstanding was $10,000.

(iii)
On June 30, 2009, the Intelligent Project, LLC issued an unsecured promissory note to KLI IP Holding, Inc. in the amount of $108,968. Interest on this note accrues at an annual percentage rate of 5%. The note matures on June 30, 2012. As of December 31, 2010 and 2009, the balance outstanding was $108,968.

(iv)
On July 1, 2009, Utilipoint issued a Revolving Senior Subordinated Debenture to KLI. The Debenture provides for payment of interest in the amount of 10% per annum and matures on July 1, 2014.  As of December 31, 2010 and 2009, the balance outstanding was $860,020 and $137,067, respectively.

Officers and other affiliates of Utilipoint have provided the following financing including:

(i)
On January 1, 2006, Utilipoint issued a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447,106. The Debenture provides for payment of interest in the amount of 12% per annum. The Debenture was due to mature on January 1, 2010 but has been extended through September 30, 2010 and the Company is currently in negotiations to settle the amounts owed.   As of December 31, 2010 and 2009, the balance outstanding was $307,403 and $447,106, respectively.

(ii)
An unsecured note bearing interest at a variable interest rate (which was 4% at December 31, 2010) and which was due on August 20, 2009 but extended through 2010.  As of December 31, 2010 and 2009, the balance outstanding was $0 and $16,309, respectively.

(iii)	An unsecured note bearing interest at 4% per annum which is due on May 4, 2010. As of December 31, 2010 and 2009, the balance outstanding was $0 and $5,000, respectively.
(iv)	An unsecured note bearing interest at 10% per annum which is due on January 15, 2014. As of December 31, 2010 and 2009, the balance outstanding was $0 and $15,000, respectively.

In accordance with separation agreement with a former executive, a $16,000 note payable which was originally due on September 23, 2009 was restructured on August 1, 2009 in connection with the resignation of the Company executive who holds the note. Per terms of a separation agreement, the former Company executive agreed to an extension of terms in the amount of two installments of $2,000 and $14,000 due December 31, 2010 and January 30, 2011, respectively.  As of December 31, 2010 and 2009, the balance outstanding was $0 and $16,000, respectively. The balance was paid off as of March 30, 2010.

The unpaid portion ($3,722) of a $9,722 note due June 2, 2009 to the same former Company executive was paid on October 16, 2009.

Interest expense on notes payable and the revolving credit facilities was $141,893 and $86,967 for the years ended December 31, 2010 and 2009, respectively which includes $121,038 and $80,821 of interest to related parties for the years ended December 31, 2010 and 2009 respectively.

The Company's contractual payments of long-term related party borrowings at December 31,  are as follows:

Year	Amount
2011	$314,583
2012	108,969
2013	62,500
2014	870,020
Total	$1,356,072
NOTE 8 - 401(K) PLAN

The Company maintains a defined contribution retirement plan under Internal Revenue Code Section 401(k).  Substantially all regular full time employees are eligible to participate in the plan.  The Company matches each eligible employee’s salary reduction contribution up to a limit of 3%.  The Company’s contributions were $9,819 for the year ended December 31, 2010, and $14,204 for the year ended December 31, 2009.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEFICIT

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

In December 2010, the Company issued 20,000 shares of common stock to a vendor for settlement of accounts payable owed to the vendor.

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEFICIT (cont’d)

Stated Series A Preferred Stock dividends of $0 and $109,958 were declared in 2010 and 2009, respectively.  The Company is in a negative retained earnings position and therefore the dividends were recorded as a reduction in the Additional Paid-in Capital.  The Company would not pay any of the Series A Preferred Stock dividends if, in the opinion of the Board of Directors, the Company was not able to meet its debt obligations or growth initiatives.  For the years ended December 31, 2010 and 2009, dividends declared but not paid totaled $0 and $109,958, respectively. As of the conversion date, which is the same as the acquisition date, August 21, 2009 and December 31, 2010, $42,187 of stated Series A Preferred Stock dividends had been paid to the preferred shareholders by Knox Lawrence on behalf of Utilipoint. Refer to Note 14, Related Party Transactions - Utilipoint Preferred Dividends.

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

Pursuant to the Merger Agreement with Utilipoint, the 21,523 outstanding shares of Series A Preferred Stock were converted to 687,922 Midas Medici common shares (refer to Note 1, Description of Business and Basis of Presentation).

Common Stock Put Options - In conjunction with the July 2007 stock purchase and reorganization, the Company issued a total of 191,390 Common Stock put options to two management stockholders. These agreements gave the management stockholders the right and the option, but not obligation, to sell all of their common shares to the Company through December 31, 2010.  The agreements defined the purchase price of the put based on original purchase price if calendar year 2007 EBITDA exceeded $520,000 or, if the management shareholder was still employed by the Company at December 31, 2009, based on the lesser of the original purchase price or fair market value (“FMV”) as determined by an independent valuation expert.  If the shareholders exercise their options at different times, the FMV first determined would apply to both shareholders.

The Common Stock put options were not exercisable at December 31, 2007 based on 2007 EBITDA.  Both shareholders continued to be employed by the Company at December 31, 2008.  Management estimated the FMV as of December 31, 2009 and 2008 to be the value of the most recent per share purchase price; which was higher than the original purchase price.  Due to the absence of quoted FMV and significant third-party transactions, this estimate was subject to change should better inputs become available.

Cancellation of Common Stock Put Options - On July 26, 2009, per renewal terms of one executive’s employment agreement and on August 1, 2009 per terms of the separation agreement of a different executive, all common stock put options were cancelled.

Common Stock Dividends

The Company may declare dividends on the common stock. There has been no common stock dividends declared as of December 31, 2010.

 NOTE 10 - STOCK OPTIONS AND WARRANTS

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

 NOTE 10 - STOCK OPTIONS AND WARRANTS (cont’d)

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

On October 26, 2009, we issued options to purchase 7,000 shares of our common stock to an employee at an exercise price of $6.00 per share.

A summary of option activity under the MMGH Plan as of December 31, 2010, and changes during the year then ended is presented below:

		Weighted-Average	Weighted-Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2009	-	-
Granted	472,097	$2.42
Exercised	-	-
Forfeited or expired	(15,981)	1.56
Outstanding at December 31, 2009	456,116	2.45	5.5	$1,113,480
Granted	-	-
Exercised	-	-
Forfeited or expired	(29,500)	3.02
Outstanding at December 31, 2010	426,616	$2.41	3.9	$1,053,855
Exercisable at December 31, 2010	426,616	$2.41	3.9	$1,053,855

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

 MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 10 - STOCK OPTIONS AND WARRANTS (cont’d)

A summary of warrant activity and changes during the year then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	-	$-
Granted	12,800	$6.00
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2010	12,800	$6.00	4.4	$-
Exercisable at December 31, 2010	12,800	$6.00	4.4	$-

The fair value of each warrant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Expected dividend yield	0%
Risk-free rate	1.47%
Expected stock price volatility	94.02%
Expected term (years)	5.0

The expected volatility is calculated by using the average historical volatility of companies that management believes are representative of Midas Medici’s business and market capitalization.

The expected option  represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC Topic 718, which averages an award’s weighted-average vesting period and expected term for share options. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 718, as amended by SAB 110. For the expected option term, the Company used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by ASC Topic 718.

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

The total value of the stock options and warrants is expensed ratably over the vesting period of the option. As of December 31, 2010, all compensation cost related to stock options and warrants  was recognized as expense.

Stock-based compensation in the amount of $302,139 and $301,457 was recognized for the year ended December 31, 2010 and 2009, respectively.

 NOTE 11 - LOSS PER COMMON SHARE

In August 2009, Utilipoint's Series A preferred Shares were converted into 687,922 shares of common stock as part of the merger transaction. Prior to the conversion, the Preferred Shares were not included in the basic or diluted net loss per share since the Company included the impact of the preferred dividends and discount accretion as adjustments to arrive at the net loss applicable to common stockholders during the years ended December 31, 2009.  After the conversion date, which was the same as the date of the merger, those shares were included in the basic and diluted net loss per share. The written put options issued July 23, 2007 for the purchase of 191,390 shares of Common Stock and any other outstanding options were not included in the computation of diluted net loss per share because the inclusion of such shares would have an anti-dilutive effect on the net loss applicable to common stockholders.

 MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 11 - LOSS PER COMMON SHARE (cont’d)

Basic loss per share has been computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock, adjusted as noted above, outstanding during each period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  The following table sets forth the computation of basic and diluted loss per common share for years ended December 31:

	2010	2009
Net loss attributable to common stockholders of Midas Medici Group Holdings, Inc. and Subsidiaries	$(2,508,578)	$(1,496,266)
Less stated preferred dividends	-	(109,958)
Less preferred stock discount accretion	-	(203,109)
Net loss applicable to common stockholders of Midas Medici Group Holdings, Inc. and Subsidiaries	$(2,508,578)	$(1,809,333)
Weighted average number of common shares; basic and diluted	2,526,172	1,290,777
Net loss per share; basic and diluted	$(0.99)	$(1.40)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

(a)             Capital Leases

The Company is obligated under capital leases for computer equipment that expire on various dates through December 2012. The minimum payments for the capital leases in effect at December 31, 2010 are as follows:

Year Ending December 31,
2011	$8,889
2012	61
8,950
Less amount representing interest	548
Present value of minimum lease payments	$8,402

Short term portion	$7,549
Long term portion	853
Present value of minimum lease payments	$8,402

Interest on capital leases amounted to $1,067 for the year ended December 31, 2010 and $2,671 for the year ended December 31, 2009.

(b)             Operating Leases

The Company leases buildings and equipment under various operating leases with lease terms ranging from one to three years.  The following is a schedule of the future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year:
Fiscal year ending December 31,	Minimum Lease Commitments
2011	$24,359
2012	23,404
2013	24,115
2014	2,015
$73,893

Rent expense for office space amounted to $222,731 for the year ended December 31, 2010 and $132,284 for the year ended December 31, 2009.

 MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (cont’d)

(c)             Litigation

The Company, in the normal course of business, may be subject to claims and litigation.  Management is not aware of any outstanding claims or assessments against the Company in excess of amounts included in accounts payable and accrued expenses that are estimable and likely.

(d)	Stockholder Agreements

The Company had entered into stockholder agreements with its minority stockholders, some of whom are key managers of the Company.  These agreements provided the Company the first right to purchase each stockholder’s shares in the event of a bona fide offer from any persons to purchase shares from the stockholder.  The Company had the right to purchase such shares on the same terms and conditions set forth in any such purchase agreement within sixty days following the Company’s receipt of the notice to purchase.   The agreements contained restrictions on transfer of stock to third parties and clauses on the Company’s right to repurchase terminated shareholders shares for a price equal to the net book value of the shares at the time of termination of employment.  The agreements terminated in conjunction with the merger transaction with Utilipoint.

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

On April 30, 2010, we entered into amendments to the agreements The Amendments amend the Bonus Payment  provisions of the agreements to provide for a targeted bonus payment in a range from 0% to 250% of Base Salary, assuming the executives  meet performance goals set by the Board of Directors, on a year to year basis , instead of a target bonus range of 150% to 250% and removes the requirement that the target bonus after the third year of the employment term  shall be no less that the target bonus for the third year of the employment term. The Amendments also amend the Resignation for Good Reason provisions of the agreements to clarify that good reason shall, include a change in the executives’ Base Salary, as defined in the employment agreements, to be received by the executives for any full 12 months to less than 100% of the Base Salary, as defined in the employment agreements, during the comparable period.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION RISKS

(a)             Credit Concentration

Our demand deposits are placed with major financial institutions.  Management believes the Company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

(b)             Revenue and Accounts Receivable Concentration

One customer accounted for 10% of revenue for the year ended December 31, 2010 and two customers accounted for 25% of revenue for the year ended December 31, 2009.  As of December 31, 2010, three customers accounted for approximately 33% of the total outstanding net accounts receivable and as of December 31, 2009, three customers accounted for approximately 51% of the total outstanding net accounts receivable.

NOTE 14 - RELATED PARTY TRANSACTIONS

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

In connection with the acquisition of IP:

1)
Utilipoint entered into a capital commitment agreement with IP for an amount of up to $200,000.  IP will be able to make capital requests on the capital commitment agreement for initial financing.  Utilipoint received a  60% interest in IP as a result of signing the capital contribution agreement. As of December 31, 2010, Utilipoint had provided no capital under the capital commitment agreement.

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

NOTE 14 - RELATED PARTY TRANSACTIONS (cont’d)

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

Utilipoint Management Fees

Effective with the acquisition of Utilipoint, management fees to KLI of $25,000 per quarter are no longer applicable.  At December 31, 2010 and 2009, outstanding management fees of $0 and $113,978 are due to KLI, respectively.

Utilipoint Preferred Dividends

The net assets of Utilipoint acquired by the Company on August 21, 2009 included preferred dividends payable to KLI. KLI assumed the obligation to pay the preferred dividends to UTP International, LLC (“UTPI”) on Utilipoint’s behalf as per the former Utilipoint preferred shareholders’ agreement. Utilipoint’s obligation for preferred dividends therefore became an obligation to KLI. At December 31, 2010 and 2009, outstanding dividends payable due to KLI totaled $42,187 and $178,208, respectively.

Expense Reimbursement Agreement

On August 7, 2009, the Company entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with KLI. Pursuant to the Reimbursement Agreement, KLI is authorized to incur up to $350,000 in certain expenses and obligations on behalf of the Company and the Company agreed to reimburse KLI for such expenses and obligations promptly after delivery of invoices for such expenses. The Reimbursement Agreement has a term of one year, subject to earlier termination upon 30 days’ written notice by either party. KLI also allocates expenses for rent and office services to the Company.  The agreement has been renewed and extended for another year.

Incurred and allocated expenses related to office rent, office services and professional fees for the year ended December 31, 2010 were $685,220 for which the Company reimbursed KLI $332,361. The balance of $685,220 at December 31, 2010 is a component of "Accrued Expenses" on the consolidated balance sheet. The expenses are a component of “Selling, general and administrative” operating expenses on the consolidated statements of operations and comprehensive loss.

NOTE 15 - INCOME TAXES

Utilipoint  is a C-corporation, cash basis taxpayer.  IP has elected to be treated under the Internal Revenue Code as a Partnership.  Accordingly, all income taxes relating to their profits and losses are the responsibility of the members.  Utilipoint, s.r.o. is established in the Czech Republic and incurs corporation income taxes at the rate of approximately 20%.

As a result of operating losses incurred for tax purposes, the Company has no current liability for federal, or state or foreign income taxes in those years (other than minimum state taxes due regardless of income).

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2010	2009
Federal tax at statutory rates	$(855,013)	$(537,570)
State tax at statutory rates	(140,826)	(89,776)
Foreign tax	-	-
Increase in tax due to:
Nondeductible expenses	1,922	7,013
Change in deferred tax asset valuation allowance	979,759	607,574
Other	20,810	13,779
Income tax expense	$6,652	$1,020

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES (cont’d)

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

At December 31, 2010 and 2009 the significant components of the Company’s deferred tax assets and liabilities were:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$1,313,752	$257,350
Accrual to cash adjustments	239,024	271,637
Stock based compensation	287,402	120,583
Depreciation and amortization adjustments	46,413	56,648
Total deferred tax assets	1,886,591	706,218
Valuation allowance	(1,886,591)	(706,218)
Total deferred tax assets net of valuation allowance	$-	$-

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $3.3 million will expire through 2030, subject to limitations of Section 382 ("Section 382") of the Internal Revenue Code, as amended. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

As a result of the merger (see Note 17), the unused net operating losses may be further limited under Section 382. The Company is currently evaluating this and is unable to determine the impact, if any at present, as such the deferred tax asset and its related valuation allowance may change in the future.

NOTE 16 - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations. Those geographic segments are the United States and the Czech Republic.

Information for the years ended December 31, 2010 and 2009 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2010		2009

	United States	Czech Republic	United States	Czech Republic

Revenues	$775,150	$347,990	$2,814,492	$194,671
Operating loss	$(2,397,268)	$(8,086)	$(1,489,037)	$(2,417)

Total assets	$54,303	$66,957	$324,382	$70,345
Capital expenditures	(824)	-	(1,465)	-

NOTE 17 - SUBSEQUENT EVENTS

On February 28, 2011, the Company consummated  a merger, in accordance with the Agreement and Plan of Merger (the “Merger Agreement”), with Consonus Technologies, Inc. (“Consonus”) and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company (the “Merger Sub”).  Pursuant to the Merger Agreement, at the closing of the Merger Agreement, Merger Sub merged with and into Consonus and Consonus will become the Company’s wholly-owned subsidiary. As a result of the merger, the unused net operating losses (discussed in Note 15) may be further limited under Section 382. The Company is currently evaluating this and is unable to determine the impact, if any at present, as such the deferred tax asset and its related valuation allowance may change in the future.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on that evaluation and due to the lack of segregation of duties and our recent restatement of the Company’s unaudited condensed consolidated financial statements for the three months and nine month periods ended September 30, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

With the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We intend to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                                Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our directors and executive officers, and their positions with us as of March 30, 2011:

Name	Age	Position
Nana Baffour	38	CEO, Co-Executive Chairman, Director and CEO of Utilipoint

Johnson M. Kachidza	44	CFO, President, Co-Executive Chairman and Director

Frank Asante-Kissi	39	Vice-President and Chief Administrative Officer

Robert McCarthy	46	President of Consonus

Justin Beckett	45	Director

Hank Torbert	38	Director

Andre Brosseau	48	Director

Directors and Executive Officers

Nana Baffour, CEO, Co-Executive Chairman and Director

Mr. Baffour, 38, was appointed to serve as our President and a Director in May 2009. On July 16, 2009, Mr. Baffour was appointed as our CEO and Co-Executive Chairman. Since 2004, Mr. Baffour has been a Managing Principal and Co-Founder of Knox Lawrence International, LLC (“KLI”) an energy services investment company that has completed over $600 million in acquisitions to date. He is currently Executive Chairman of Consonus Technologies, Inc. a technology company he co-founded in 2005 and grew from start-up to over $100 million in revenues. He has led acquisitions, integrations, and held operating roles including executive chairman, president, and CEO for different energy services companies during his tenure at KLI. Mr. Baffour currently serves as Board Member of Dearborn Mid-West Conveyor Co. and Utilipoint International as well as Chair of the Advisory Board of the University of Utah Opportunity Scholars Program.

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

Johnson Kachidza, Chief Financial Officer, President, Co-Executive Chairman, Secretary and Director

Mr. Kachidza, 44, was appointed to serve as our Secretary and a Director in May 2009. On July 16, 2009, Mr. Kachidza was appointed as President and Co-Executive Chairman. Effective November 2, 2009, Mr. Kachidza was appointed as our Chief Financial Officer. Since 2002, Mr. Kachidza has been a Managing Principal and Co-Founder of Knox Lawrence International, LLC (“KLI”), an energy services investment company that has completed over $600 million in acquisitions to date. He is currently Executive Chairman of Dearborn Midwest Conveyor Co., Inc., a provider of pollution control systems to the power and automotive industries. During his tenure at KLI, Mr. Kachidza co-founded Consonus Technologies, Inc. in 2005 and has led acquisitions, integrations, and held operating positions, including Executive Chairman, President, and CEO for different energy services companies. Mr. Kachidza currently serves as a board member of Consonus Technologies, Utilipoint International and Transactis, Inc. He is also on the Board of Directors of Shared Interest, a non-profit organization focused on micro-lending.

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

Robert McCarthy –President of Consonus

Robert F. McCarthy has served as the President of Consonus since June 2010 and as the Co-President of Consonus since October, 2009. Mr. McCarthy has served as the Executive Vice-President of Sales and Marketing of Consonus from May, 2008 through September 2009. He served as the President, CEO, and board member of Ring 9, Inc., a provider of voice over IP and business collaboration services, from 2006 to May 2008. From 2004 until 2006 he served as Vice President for the Florida and Caribbean markets for CA, Inc. (formerly Computer Associates), leading a sales organization serving enterprise business customers. Prior to CA he had a 16 year career at AT&T, where he held a variety of positions in sales, marketing, and operations, most recently as a Sales Center Vice President in Florida. Mr. McCarthy holds a bachelors degree and masters in electrical engineering, as well as an MBA, all from Cornell University. He has attended executive education at Stanford University.

Justin Beckett - Director

Justin Beckett was appointed to our Board of Directors effective February 28, 2011. Mr. Beckett has served on the board of directors of Consonus since October 13, 2006. Mr. Beckett is the founder of Fluid Audio Networks, Inc., which provides an online digital music distribution system, and has served as Chief Executive Officer of Fluid Audio Networks, Inc. since 2004. Mr. Beckett has over twenty years of entrepreneurial experience and has focused exclusively on developing Internet-based consumer product applications since 2000. Mr. Beckett's recent initiatives include the founding and sale of SkillJam Technologies Corporation to FUN Technologies in 2004; the founding and sale of Music Gaming Inc. to Intermix Media, Inc. in 2001; the design and sale of an IP-based video on demand application to Visutel Technologies in 2003; and the co-founding of Measurematics Inc. in 2003. Prior to Mr. Beckett's involvement in Internet-based consumer product applications, he was Executive Vice-President and principal of Sloan Financial Group, an investment management firm from 1986 to 2000. Mr. Beckett has a Bachelor of Arts degree from Duke University.

Mr. Beckett’s financial and investment experience, operating experience, experience on boards of directors and advisory boards of other companies, extensive relationships in business in general and as Founder of various entrepreneurial ventures, among other factors, led to the conclusion that he should serve as a director.

Hank Torbert

Hank Torbert was appointed to our Board of Directors effective February 28, 2011. Mr. Torbert has served on the board of directors of Consonus since April 2010. Mr. Torbert founded Avondale Ventures LLC in 2006 and has over 15 years of experience in private equity, advisory, investment banking, and the development of small and middle market media, technology and communications companies. From 2004 to 2006, Mr. Torbert served as Executive Vice President and Chief Operating Officer of Broadcast Capital, a media-focused private equity firm with a 25 year history. From 1999 to 2004, Mr. Torbert was an investment banker at JPMorgan Chase. He served as a Vice President of the Financial Sponsor Group, Middle Market Banking, at JPMorgan Chase Bank, where he was a member of a four-person team that covered the firm's top-tier middle market private equity clients. He was responsible for completing over $100 billion in transactions in the media and telecommunications industry as a senior associate in the Equity Capital Markets Group, at JPMorgan Securities. Mr. Torbert also has also held positions at AIG Capital Partners and New Africa Advisers. Mr. Torbert has played an integral role in the launch and IPO of Fluid Music, Inc., an internet-based music services company, and several other companies. He is on the advisory boards of Celeritas Management and Tunaverse, Inc. Mr. Torbert is also currently on the Board of Directors of The Taft School, Strive DC and the Medstar Research Institute. He received his undergraduate degree, an MBA and a Masters of International Affairs from Columbia University.
Mr. Torbert’s financial and investment experience, relationships in the finance and private equity area and related industry experience, among other factors, led to the conclusion that he should serve as a director

Andre Brosseau

Andre Brosseau was appointed to our Board of Directors effective February 28, 2011. Mr.  Brosseau has served on our board of directors since June, 2010.  Mr. Brosseau, age 48, was the President and Head of Capital Markets for Blackmont Capital Inc. having joined in October 2007. Andre was most recently Deputy Chairman and President of Loewen, Ondaatje, McCutcheon. Prior to LOM, Andre spent 12 years at CIBC World Markets and was Managing Director, Co-Head of Global Cash Equities. Andre received a Masters Degree in Political Science from University de Montreal in 1987. Andre sits on the Board of Aptilon Corporation since 2006, on the Board of KTV Inc. since 2006 and is also Chairman of the Board of The Company Theatre a non-profit organization since 2005.

Mr. Brosseau’s extensive equity capital markets experience, financing relationships, experience on boards of directors and advisory boards of other companies, and related industry experience, among other factors, led to the conclusion that he should serve as a director.

Other Key Employees

Robert C. Bellemare, P.E. – Chief Operating Officer of Utilipoint

Robert Bellemare joined Utilipoint in 2002.  With 20 years of experience in the utility business, Mr. Bellemare advises clients on asset valuation, financial modeling, strategic planning, public issues management, and pricing products and solutions. He previously worked for Fortune 500 utilities in a variety of capacities including managing director of energy services, director of market research, wholesale trading and operations, research and development, distribution engineering and power plant engineering. Mr. Bellemare was co-lead of the unregulated business merger integration team for the American Electric Power South West Corporation merger, which formed the largest utility of its time.  Mr. Bellemare is frequently quoted in the press and makes public presentations on energy issues, with recent forums including CNBC, the World Energy Council, Energy Risk Mutual and industry regulators. Mr. Bellemare is a registered professional engineer and holds a M.S. in Electric Power Engineering from the Georgia Institute of Technology. Mr. Bellemare also holds a BSEE with Business minor from Kettering University.

Board Independence

Justin Beckett, Hank Torbert and Andre Brosseau are “independent” as such term is defined under and required by the federal securities laws and the rules of the NASDAQ Stock Market.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that: Form 3s were not timely filed for UTP International, LLC and Knox Lawrence International, LLC, and Form 4s were not timely filed for Nana Baffour and Johnson Kachidza. These Form 3s and Form 4s have since been filed.

Changes in Nominating Procedures

None.

Item 11.  Executive Compensation

Summary compensation table

The table below sets forth, for the last two fiscal years, the compensation earned by each person acting as our Principal Executive Officer, Principal Financial Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 (together, the “Named Executive Officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nana Baffour	2010	159,737	-	-	-	-	-	-	159,737
CEO and Co-Executive Chairman (1)(3)(4)	2009	57,293	-	-	129,046	-	-	-	186,339
	2008	-	-	-	-	-	-	-	-

Johnson Kachidza	2010	159,737	-	-	-	-	-	-	159,737
CFO, President and Co-Executive Chairman (2)(3)(4)	2009	57,293	-	-	129,046	-	-	-	186,339
	2008	-	-	-	-	-	-	-	-

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

(3) The total 2010 bonus earned is not calculable through the date of this document and therefore is not presented. It is expected to be determined before April 30, 2011.
(4) Commencing July 15, 2010, the compensation for both Mr. Baffour and Mr. Kachidza increased to $200,000 per the terms of their employment agreements. The compensation shown reflects the prorated amounts for the increased salary.

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

On April 30, 2010, we entered into amendments to the agreements The Amendments amend the Bonus Payment  provisions of the agreements to provide for a targeted bonus payment in a range from 0% to 250% of Base Salary, assuming the executives  meet performance goals set by the Board of Directors, on a year to year basis , instead of a target bonus range of 150% to 250% and removes the requirement that the target bonus after the third year of the employment term  shall be no less that the target bonus for the third year of the employment term. The Amendments also amend the Resignation for Good Reason provisions of the agreements to clarify that good reason shall, include a change in the executives’ Base Salary, as defined in the employment agreements, to be received by the executives for any full 12 months to less than 100% of the Base Salary, as defined in the employment agreements, during the comparable period.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Nana Baffour	0	0	0	0	0	0	0	0	0

Johnson Kachidza	0	0	0	0	0	0	0	0	0

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2010 in the director's capacity as director.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Nana Baffour	0	0	0	0	0	0	0
Johnson Kachidza	0	0	0	0	0	0	0
Stephen Schweich	0	0	0	0	0	0	0
Frank Henson	0	0	0	0	0	0	0
Albert Keith Gordon	0	0	0	0	0	0	0

 (1) Effective May 15, 2009, Mr. Baffour was appointed to the Board. Effective May 30, 2009, Mr. Kachidza was appointed to the Board. Mr. Schweich was appointed to the Board on July 29, 2009 and resigned on September 1, 2010. Mr. Henson resigned as a Director of Midas Medici Group Holdings, Inc. on March 18, 2010 and resigned on March 7, 2011. Mr. Gordon was appointed to the Board on March 18, 2010 and resigned on March 7, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2011, by:

·	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
·	each of our officers and directors; and
·	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 30, 2011 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 7,394,683 shares of common stock outstanding as of March 30, 2011.

Unless otherwise indicated, the address of each individual named below is the address of our executive offices in New York, New York.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Nana Baffour	(1)	4,291,901	57.1%
Johnson M. Kachidza	(1)	4,291,901	57.1%
Frank Asante-Kissi	(2)	100,305	1.4%
Justin Beckett	(3)	98,649	1.3%
Hank Torbet		-	*
Andre Brosseau		44,445	*
Michael Shook		410,631	5.6%
UTP International, LLC	(4)	820,922	11.1%
Quotidian Capital, LLC	(5)	507,414	6.9%
Knox Lawrence International, LLC	(6)	3,150,280	42.6%

All directors and executive officers as a group (6 persons)		4,861,830	63.6%
* Less than 1%

(1)
Includes (a) 2,277,116 shares held by Knox Lawrence International, LLC, (b) 820,922 shares held by UTP International, LLC , (c) 99,750 shares held by MMC, Cap I SOF,  (d) 133,000 held by MMC, LLC, (e) 27,168  shares underlying an option held by KLI  IP Holding, Inc., to purchase shares of the Company issued at the closing of the acquisition of Utilipoint which is currently exercisable at a price of $1.56 per share (f) 507,414 held by Quotidian Capital, LLC, and (g) Shares underlying an option to purchase 100,000 shares of common stock of the Company.

(2)	Includes shares underlying an option to purchase 20,000 shares of common stock of the Company.
(3)	Includes 62,985 shares held by Mr. Beckett's spouse. Mr. Beckett holds the power to vote and dispose of the shares of his spouse.
(4)	Nana Baffour, our CEO and Johnson Kachidza hold the power to vote and dispose of the shares of UTP International, LLC.
(5)	Nana Baffour, our CEO and Johnson Kachidza hold the power to vote and dispose of the shares of Quotidian Capital, LLC
(6)
Includes  (a) 99,750 shares held by MMC, Cap I SOF,  (b) 133,000 held by MMC, LLC,  (c) 820,922 held by UTP International, LLC and (d) 507,414 held by Quotidian Capital, LLC, affiliates of KLI.  Nana Baffour, our CEO and Johnson Kachidza hold the power to vote and dispose of the shares of Knox Lawrence International, LLC

Item 13.  Certain Relationships And Related Transactions, and Director Independence

Certain Relationships and Related Transactions

I.        Effective July 23, 2007, Utilipoint and Knox Lawrence International, LLC entered into a management agreement (the "Management Agreement") pursuant to which Knox Lawrence International, LLC provides management, consulting and financial services to Utilipoint for a period of one year with automatic annual renewals unless terminated by either party. The Management Agreement provides for annual compensation of $100,000, which payment may be deferred if after such payment the Company shall not have sufficient liquidity to pay its obligations, including dividends on its Series A Preferred Stock. Knox Lawrence International, LLC. directly and indirectly through a subsidiary owns a controlling interest in Utilipoint. Effective upon completion of the Utilipoint acquisition, the management agreement was terminated. As of September 30, 2010, Utilipoint owes an aggregate of $ $464,044 to Knox Lawrence International, LLC. Nana Baffour, our CEO, and Johnson Kachidza, our President, are the managing principals of Knox Lawrence International, LLC.

II.       Prior to the change in control of the Company which occurred on May 15, 2009 with the consummation of the Purchase Agreement between Mondo Management Corp. and Midas Medici (an entity that changed its name to Midas Medici Group Inc. and was subsequently dissolved on May 22, 2009), Mondo Management was the sole shareholder of the Company. Mondo Management acquired 1,000,000 shares of the Company's common stock at a purchase price of $.0175 per share, for an aggregate purchase price of $17,500 and may be deemed to be the Company's initial promoter. The former officers, directors, and stockholders of the Company prior to the consummation of the Purchase Agreement are members of Sichenzia Ross Friedman Ference LLP, our counsel. Accordingly, the members of Sichenzia Ross Friedman Ference LLP were our initial promoters.

Effective May 15, 2009, Midas Medici Group purchased all of the shares of the Company which was held by Mondo Management, the then sole shareholder of the Company, in consideration of the aggregate amount of $75,000. Mondo Management retained no interest in the Company. Upon consummation of the purchase of the shares of Mondo Management by Midas Medici Group, the officers and directors of Mondo Management resigned their positions and Nana Baffour was appointed as President and a Director, Frank Asante-Kissi was appointed Vice-President and Johnson M. Kachidza was appointed Secretary. Subsequently, on May 30, 2009, Mr. Kachiciza was appointed as a Director. Midas Medici Group upon its dissolution on May 22, 2009 distributed the 1,000,000 shares of the Company to its then existing stockholders, Nana Baffour, Johnson Kachidza, Frank Asante-Kissi and B.N Bahadur. Mondo Management did not retain any share ownership after the change of control.

III.      On January 15, 2009, Utilipoint issued a Senior Subordinated Debenture to Knox Lawrence International, LLC in the principal amount of $10,000. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014. The outstanding balance on the Debenture as of the date hereof is $10,000. Also, on December 31, 2008, Utilipoint issued a Senior Subordinated Debenture to Knox Lawrence International, LLC in the principal amount of $62,500. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2013. The outstanding balance on the Debenture as of September 30, 2010 is $62,500. Nana Baffour, our CEO, and Johnson Kachidza, our President, are the managing principals of Knox Lawrence International, LLC.

IV.      On June 30, 2009, the Intelligent Project, LLC issued a promissory note to KLI IP Holding, Inc. in the amount of $108,969. Interest on this note accrues at an annual percentage rate of 5%. The note matures on June 30, 2012.

V.       On July 1, 2009, in connection with Utilipoint's acquisition of its 60% owned subsidiary, The Intelligent Project, LLC ("IP"), Utilipoint entered into the following agreements:

(A)     a Capital Commitment Agreement (the "Capital Agreement") pursuant to which Utilipoint committed to contribute up to $200,000 to IP, as may be requested by IP, but in no event not in excess of $25,000 in any single request. The parties contemplate that the capital contributions under the Capital Agreement may be satisfied by capital contributions which KLI intends to make to Utilipoint in the amount of $200,000 and therefore any failure by Utilipoint to make a capital contribution to IP because it has not received sufficient funds from KLI will not constitute a default under the Capital Agreement.

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

Utilipoint will also pay all salaries and benefits for certain employees of IP who will also provide services to Utilipoint, which will initially include David Steele (a former president of Utilipoint) and Peter Shaw (a former managing director of IP). The Management Services Agreement has a two-year term, and, thereafter, automatically renews for one-year terms. It may be cancelled by either party on 60 days prior written notice.

 (C)      an Agreement to be Bound to the Limited Liability Agreement of IP. The IP LLC Agreement provides that Net Cash Flow will be distributed as follows: first, contributed capital will be returned to the members on a pro rata basis (based on the amount of capital contributed), and, thereafter, Net Cash Flow will be distributed to the members on a percentage ownership basis. Utilipoint's percentage ownership immediately after the execution of the agreement by Utilipoint will be 60%.

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

VI.      On July 29, 2009, Midas Medici entered into return to treasury agreements with its stockholders at that time, Nana Baffour, Johnson Kachidza, Frank Asante-Kissi and B.N. Bahadur, resulting in the return to treasury of an aggregate of 425,000 shares of the Midas Medici's common stock which resulted in the reduction of the Midas Medici 's issued and outstanding shares from 1,305,000 to 880,000. The return of shares to treasury was done in proportion to each stockholder's ownership interest in Midas Medici with no resulting change in their percentage ownership of each stockholder.

VII.    On August 21, 2009, Midas Medici completed a reverse merger transaction with Utilipoint, which resulted in Midas Medici being the "legal acquirer" and Utilipoint the "accounting acquirer". The merger was effected pursuant to Agreement and Plan of Merger dated August 10, 2009 by and among the Company, Utilipoint International, Inc. and Utilipoint Acquisition Co. Pursuant to the Merger Agreement, an aggregate of 1,348,516 shares of Midas Medici were issued to Utilipoint shareholders in exchange for 42,191 Utilipoint shares (which represented 100% of the then outstanding shares). Further, all outstanding Utilipoint options were exchanged for 172,597 Midas Medici options in accordance with the Midas Medici stock option program, adopted on July 27, 2009: Immediately after the closing of the merger and as of September 30, 2009, an aggregate of 2,310,516 shares of common stock are issued and outstanding. Hence, the 1,348,516 shares represented approximately 58% of the outstanding shares of Midas Medici. The shares of common stock issued in connection with the merger were not registered with the Securities and Exchange Commission and are considered to be restricted securities. Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International, LLC, stockholders of Utilipoint, received an aggregate of 889,444 shares of Midas Medici common stock and options to purchase 27,168 shares of Midas Medici common stock at the closing of the merger in exchange for 27,828 shares of Utilipoint and 850 options of Utilipoint. Prior to the merger, Knox Lawrence International, LLC, owned 6,305 shares (14.9%) of Utilipoint of which 4,855 were acquired on July 23, 2007 (8,421 acquired on July 23, 2007 less 3,566 disposed of in first quarter of 2009), 1,250 were acquired on December 31, 2008 and 200 were acquired on January 15, 2009. KLI IP Holding, Inc. owned 0 shares or 0% of Utilipoint and UTP International, LLC owned 21,523 preferred shares (51%) of Utilipoint which were acquired on July 23, 2007. At the closing of the merger, the preferred shares were converted into common shares (51% of Utilipoint) at a ratio of one preferred share for one common share. In exchange for their shares of Utilipoint, each of Knox Lawrence International, LLC, KLI IP Holding, Inc. and UTP International, LLC received, 201,522 shares, 0 shares and 687,922 shares of Midas Medici, respectively, in connection with the acquisition of Utilipoint by Midas Medici. KLI IP Holding, Inc. received 27,168 options to acquire shares of Midas Medici at the closing of the merger. Each of KLI IP Holding and UTP International has no operations and their sole business is their current ownership of our shares acquired at the closing of the merger. UTP International, LLC is a wholly owned subsidiary of Knox Lawrence International, LLC. Prior to the merger, Knox Lawrence International and its affiliates owned an aggregate of 65.9% of Utilipoint and upon the consummation of the merger owns 38.5% of Midas Medici, which in turn owns 100% of Utilipoint. Nana Baffour, CEO and Johnson Kachidza, President and CFO of Midas Medici are co-founders and Managing Principals of Knox Lawrence International. Messrs. Baffour, Kachidza are the principal shareholders of Knox Lawrence International, LLC, KLI IP Holding, Inc. and each own 373.5 membership units or 37.35% of Knox Lawrence International, LLC, 150 shares or 30% of KLI IP Holding, Inc., no membership units or 0% of UTP International, LLC and have an indirect ownership in UTP International, LLC through Knox Lawrence International, LLC.

At the closing of the Merger, Midas Medici also issued options to purchase 25,000 shares of its common stock to David Steele, a former President of Utilipoint and options to purchase 10,000 of common stock each to Peter Shaw, a former Managing Director of The Intelligent Project, LLC ("IP") and Stephen Schweich, a former director of Midas Medici.

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

VIII.   As of August 20, 2009, Utilipoint owed $178,208 to Knox Lawrence International, LLC which represents dividends paid by Knox Lawrence International, LLC on behalf of Utilipoint. Nana Baffour, Midas Medici‘s CEO and Johnson Kachidza, itsPresident each own 373.5 membership units or 37.35% of Knox Lawrence International, LLC.

IX.      On October 14, 2009, Midas Medici and UtiliPoint, entered into a Revolving Loan Agreement with Proficio Bank. Pursuant to the terms of the Loan Agreement, the Lender agreed to lend Midas Medici up to $500,000, which amounts will be evidenced by a Senior Secured Revolving Promissory Note.

On November 2, 2010, the principal and accrued interest on the Proficio Bank Term Loan was paid in full.

X.           Consonus has entered into the following transactions with Knox Lawrence International, Inc. (“KLI”) and its affiliates beneficially own 3,150,280 or 42.6% of the outstanding shares of the Company. Nana Baffour, the CEO and Co-Executive Chairman of the Company and Johnson M. Kachidza, President, CFO and Co-Executive Chairman of the Company are each managing principals of KLI. In addition, Mssrs. Baffour and Kachidza each beneficially owns 4,291,901 or 57.1% of the outstanding shares of the Company:

•	Consonus recognized expenses for services provided by KLI for each of the years ended December 31, 2009 and 2008 of approximately $250,000.

•
On September 24, 2008, Consonus Acquisition Company ("CAC") issued a Secured Promissory Note to KLI. Under the terms of the note, CAC may borrow up to a maximum of $2,500,000, of which it has borrowed $1,623,485. The balance of the available funds may be used to support CAC's operating and debt servicing obligations. In connection with the issuance of the note, CAC entered into a security agreement with KLI and subordination and standstill agreement with KLI, U.S. Bank National Association and Proficio Bank, each dated as of September 24, 2008. The note is collateralized by all assets of CAC and is subordinate to the term loans with U.S. Bank. The note bears interest at the"applicable LIBOR rate" plus 12.5% (12.74% at December 31, 2009). At December 31, 2009, there is approximately $298,000 in accrued interest on the balance sheet as well as approximately $231,000 in interest expense for the year ended December 31, 2009 related to the note. Interest expense for 2008 on the KLI note was $67,000 and it was also in accrued liabilities at December 31, 2008.

Director Independence

Justin Beckett, Hank Torbert and Andre Brosseau are “independent” as such term is defined under and required by the federal securities laws and the rules of the NASDAQ Stock Market.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees that the Company accrued or paid to J.H. Cohn LLP during our fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees(1)	$244,000	$59,500
Other Audit-Related Fees(2)	-	95,765
Tax Fees(3)	-	-
All Other Fees	-	-
Total	$244,000	$155,265

(1)	Audit fees relate to professional services rendered for the audit and reviews of our financial statements.

(2)	Audit-related fees relate to professional services rendered for professional services rendered for non-audit related assignments.

(3)	Fees for professional services rendered for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

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

2.2
Agreement of Merger and Plan of Reorganization, dated as of April 30, 2010, by and among Midas Medici Group Holdings, Inc., MMGH Acquisition, Inc. and Consonus Technologies, Inc. (Incorporated by reference to the Registrant’s registration statement on Form S-4 filed on May 3, 2010)

2.3
Amendment and Waiver No.1 to the Agreement and Plan of Merger dated as of October 28, 2010 between Midas Medici Group Holdings, Inc., MMGH Acquisition, Inc. and Consonus Technologies, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on November 3, 2010)

2.3	Certificate of Merger dated February 25, 2011, filed with the Secretary of State February 28, 2011 (Incorporated by reference to the Registrant’s Form 8-K filed on March 4, 2011)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 10SB filed May 2, 2007).
3.2	Certificate of Ownership of Mondo Acquisition I, Inc. and Midas Medici Group Holdings, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on May 27, 2009)
3.3	Bylaws (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
4.1	Form of Underwriter’s Purchase Warrant (Incorporated by reference to the Registrant’s Form S-1/A filed on February 4, 2010).
10.1	Stock Option Plan (Incorporated by reference to the Registrant’s Form 8-K filed on July 31, 2009).
10.2	Employment Agreement between Midas Medici Group Holdings, Inc. and Nana Baffour dated as of July 16, 2009 (Incorporated by reference to the Registrant’s Form 8-K filed on July 22, 2009).
10.3	Employment Agreement between Midas Medici Group Holdings, Inc. and Johnson Kachidza dated as of July 16, 2009 (Incorporated by reference to the Registrant’s Form 8-K filed on July 22, 2009).
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

10.26	Comfort Letter by Knox Lawrence International, LLC (Incorporated by reference to the Registrant’s Form 8-K filed on October 20, 2009)
10.27	Letter Agreement between Forbes Magazine and Utilipoint International, Inc. dated as of October 2, 2009(Incorporated by reference to the Registrant’s Form S-1/A filed on November 3, 2009).
10.28	Amendment to Employment Agreement between Midas Medici Group Holdings, Inc. and Nana Baffour dated as of April 30, 2010. (Incorporated by reference to the Registrant’s Form 8-K filed on March 5, 2010)
10.29
Amendment to Employment Agreement between Midas Medici Group Holdings, Inc. and Johnson Kachidza dated as of April 30, 2010. (Incorporated by reference to the Registrant’s Form 8-K filed on March 5, 2010)

10.30
Distribution Agreement dated May 1, 2007 between Strategic Technologies, Inc. and Avnet, Inc. dba Avnet Technology Solutions (Incorporated by reference to the Form S-1/A filed by Consonus on August 9, 2007).

10.31
Solutions Provider Agreement between Strategic Technologies, Inc. and Symantec Corporation dated June 1, 2002 as amended on January 27, 2005(Incorporated by reference to the Form S-1/A filed by Consonus on August 9, 2007).

10.32
NetApp Reseller Authorization Agreement between NetApp, Inc  and Strategic Technologies, effective as of October 6, 2010. (Incorporated by reference to the Registrant’s Form S-4/A filed on November 5, 2010).

10.33
Partner Network Full Use Distribution Agreement between Oracle America, Inc. and Strategic Technologies, Inc. dated as of April 30, 2010. (Incorporated by reference to the Registrant’s Form S-4/A filed on December 30, 2010).

10.34
Hardware Addendum to the Partner Network Full Use Distribution Agreement between Oracle America, Inc. and Strategic Technologies, Inc. dated as of October 18, 2010 (Incorporated by reference to the Registrant’s Form S-4/A filed on December 30, 2010).

10.35
Amendment and Waiver No.1 to the Agreement and Plan of Merger dated as of October 28, 2010 between Midas Medici Group Holdings, Inc., MMGH Acquisition, Inc. and Consonus Technologies, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on November 3, 2010)

10.36
Asset Purchase Agreement among Viawest, Inc. VW Acquisition Corp., Consonus Technologies, Inc. and Consonus Acquisition Corp. dated as of October 1, 2010. ((Incorporated by reference to the Registrant’s Form S-4/A filed on November 5, 2010). This exhibit is subject to a confidential treatment order)

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

Midas Medici Group Holdings, Inc.

April 4, 2011	By:	/s/ Nana Baffour
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

/ Nana Baffour
Nana Baffour	CEO, Co-Executive Chairman (Principal Executive Officer) and Director	April 4, 2011

/s/ Johnson M. Kachidza
Johnson M. Kachidza	CFO, President, Co-Executive Chairman (Principal Financial and Accounting Officer) and Director	April 4, 2011

/s/ Justin Beckett
Justin Beckett	Director	April 4, 2011

/s/ Andre Brosseau
Andre Brosseau	Director	April 4, 2011

/s/ Hank Torbert
Hank Torbert	Director	April 4, 2011