Form 10-Q
period 2011-03-31
Midas Medici Group Holdings, Inc.
filed 2011-05-16
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 7,748,730 shares of the issuer's common stock outstanding as of May 13, 2011.

MIDAS MEDICI GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(In thousands except share amounts)

	March 31,	December 31,
ASSETS	2011	2010
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$2,164	$5,030
Accounts receivable, net of allowance for doubtful
accounts of $342 and $498, respectively	8,852	11,729
Current portion of prepaid data center services costs	8,841	9,298
Current deferred tax assets, net	622	622
Prepaid expenses and other current assets	838	688
Total current assets	21,317	27,367

Property and equipment, net	5,390	5,474
Goodwill	11,089	3,765
Other intangible assets, net	10,885	9,022
Prepaid data center services costs, net of current portion	735	860

Totals	$49,416	$46,488

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$12,927	$14,643
Accrued liabilities	3,939	3,964
Income taxes payable	861	1,078
Current maturities of long-term debt	2,525	2,238
Current portion of deferred revenue	14,316	14,887
Total current liabilities	34,568	36,810

Long-term debt, net of current maturities	1,098	79
Deferred revenue, net of current portion	1,130	1,290
Deferred tax liabilities	2,716	2,551
Total liabilities	39,512	40,730

Commitments and contingencies

Equity:
Equity of Midas Medici Group Holdings, Inc. and Subsidiaries:
Preferred stock $0.001 par value, 10,000,000 shares authorized, no
shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 7,819,683 issued and 7,394,683 outstanding at March 31, 2011 and at 4,808,167 issued and outstanding as of December 31, 2010	8	5
Treasury stock, at cost, 425,000 shares at March 31, 2011 and no shares at December 31, 2010	-	-
Additional paid-in capital	24,985	19,598
Accumulated deficit	(14,921)	(13,809)
Accumulated other comprehensive loss	(36)	(36)
Total stockholders' equity of Midas Medici Group Holdings, Inc. and Subsidiaries	10,036	5,758
Non-controlling interest	(132)	-
Total equity	9,904	5,758

Totals	$49,416	$46,488

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except, share and per share amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Data center services and solutions	$7,066	$7,578
IT infrastructure services	852	880
IT infrastructure solutions	4,919	3,139
Totals	12,837	11,597

Operating expenses:
Data center services and solutions	4,858	4,983
IT infrastructure services	614	608
IT infrastructure solutions	4,056	2,596
Selling, general and administrative expenses	4,313	5,053
Depreciation and amortization expense	725	842
Totals	14,566	14,082

Income (loss) from continuing operations	(1,729)	(2,485)
Interest expense, net	(141)	(530)

Loss before income tax expense	(1,870)	(3,015)
Income tax (benefit) expense	(758)	(385)

Loss from continuing operations	(1,112)	(2,630)

Income from discontinued operations	-	510

Net loss	(1,112)	(2,120)

Less: Net loss attributable to the non-controlling interest	-	-

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(1,112)	$(2,120)

Income (loss) per share:
Continuing operations - basic and diluted	$(0.20)	$(0.63)
Discontinued operations - basic and diluted	$-	$0.13
Loss per common share - basic and diluted	$(0.20)	$(0.50)

Weighted average number of common shares
outstanding - basic and diluted	5,699,078	4,203,742

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
For The Three Months Ended March 31, 2011
(in thousands, except share amounts)
Unaudited
								Total Stockholders' Equity of Midas Medici
			Additional				Accumulated Other	Group Holdings, Inc.
	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Deficit	Comprehensive (loss)	and Subsidiaries	Noncontrolling Interest	Total Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2010	4,808,167	$5	$19,598	-	$-	$(13,809)	$(36)	$5,758	$-	$5,758

Stock-based compensation			22					22		22

Effect of reverse merger adjustments	3,011,516	3	5,365	425,000	-	-	-	5,368	(132)	5,236

Net loss	-	-	-	-	-	(1,112)	-	(1,112)	-	(1,112)

Comprehensive income	-	-	-	-	-	-	-	-	-	-

Balance at March 31, 2011	7,819,683	$8	$24,985	425,000	$-	$(14,921)	$(36)	$10,036	$(132)	$9,904

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,112)	$(2,120)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	725	1,195
Noncash interest	-	97
Stock-based compensation	22	63
Deferred income taxes	(800)	207
Changes in operating assets and liabilities:
Accounts receivable	3,062	6,410
Prepaid expenses and other current assets	460	279
Accounts payable	(4,206)	(3,920)
Accrued liabilities	(67)	(208)
Income taxes payable	(217)
Deferred revenue	(737)	(1,009)
Net cash (used in) provided by operating activities	(2,870)	994

Investing activities:
Capital expenditures	(23)	(289)
Cash received from reverse acquistion	9	-
Net cash used in investing activities	(14)	(289)

Financing activities:
Proceeds from line of credit	-	1,849
Payments on line of credit	-	(1,712)
Repayments on long-term debt	(59)	(625)
Proceeds from related party notes	77
Repayment of loan fees	-	(52)
Repurchase of common stock	-	(117)
Net cash used in financing activities	18	(657)

Net (decrease) increase in cash and cash equivalents	(2,866)	48
Cash and cash equivalents at beginning of period	5,030	501

Cash and cash equivalents at end of period	$2,164	$549

Supplemental disclosure of cash flow information:
Interest paid	$119	$703
Income taxes paid	$875	$-

See accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HISTORY, BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

History

Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc. (“Midas Medici”), was incorporated in the State of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business. On May 15, 2009, Mondo Management Corp., the then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant to the Purchase Agreement, Mondo Management Corp. sold  to Midas Medici Group 1,000,000 previously  issued  and outstanding  shares  of  Mondo Management Corp.'s restricted common stock, comprising 100% of  the  issued  and outstanding  capital  stock  of Mondo Management Corp. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

Basis of Presentation (Reverse-Acquisition)

On February 28, 2011, Midas Medici completed an acquisition (the "Merger") of Consonus Technologies, Inc. (“Consonus”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) with Consonus, and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company (“MMGH”) dated as of April 30, 2010..   For accounting purposes, Consonus was identified as the acquiring entity and Midas as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”.   Under purchase accounting, the assets and liabilities of an acquired company (Midas Medici) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the condensed consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of Consonus and its subsidiaries alone. The financial statements as of December 31, 2010 and for the three months ended March 31, 2011 and 2010 include the operations and cash flows of Consonus and its subsidiaries through February 28, 2011 and the combined operations and cash flows of Consonus and its subsidiaries and Midas Medici subsequent to that date.

The common stock of Consonus  has been retrospectively adjusted to reflect the exchange ratio of 1.33 Midas Medici common shares for each share of Consonus common stock as established in the Merger Agreement.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company has condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Consonus Technologies, Inc. and the related notes for the year ended December 31, 2010 which is included in our recently filed on Form 8-K/A with the Securities and Exchange Commission on April 26, 2011. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The accompanying financial statements present on a consolidated basis the accounts of the Midas Medici and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

While we have raised funds to meet our working capital and financing needs in the past, additional financing is required in order to conduct operations and implement our acquisition strategy over the next twelve months. We expect to raise sufficient capital resources to meet our projected cash flow deficits through the next twelve months.  We cannot predict whether this new financing will be in the form of equity or debt.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

Our liquidity may also be adversely affected by the current economic conditions, including consumer spending, the ability to collect our accounts receivable and our ability to obtain working capital. There is no assurance that additional funds will be available on terms acceptable to the Company and its stockholders, or at all.

Description of Business

 Midas Medici is a green Information Technology (“IT”) company that supplies mid-sized and select enterprises and institutions with leading-edge IT solutions in the fields of virtualization, cloud computing and data management, as well as working with utilities and other institutions to transform the electric grid through digital technologies. Midas serves its client base of over 700+ customers through its Consonus (“Consonus”) and Utilipoint International Inc. (“UtiliPoint”) brands.

Across all of its business initiatives, Midas Medici works with its customers by optimizing IT and data center investments, cutting energy usage and preventing data loss, all while maximizing productivity. Through an experienced management team, Midas is positioning itself to take advantage of the high-growth IT industry through its unique specialized services at the intersection of energy and technology.

Through its Consonus brand, Midas Medici offers a variety of solutions that optimize IT infrastructure and data center investments. Experts deliver innovative data protection, disaster recovery, virtualization, and asset management solutions for mid-size and select large enterprises. Midas Medici is able to deliver its IT solutions and services without the constraints of technology and location through a flexible delivery model which spans three datacenter environments: customer-owned, co-location, and the cloud. These secure, energy efficient and reliable data centers combined with its ability to offer a comprehensive suite of related IT infrastructure services allows Midas Medici to offer its customers customized solutions to address their critical needs of data center availability, data manageability, disaster recovery and data center consolidation, as well as a variety of other related managed services.

Midas Medici’s data center related services and solutions primarily enable business continuity, back-up and recovery, capacity-on-demand, regulatory compliance (such as email archiving), virtualization, cloud computing, data center best practice methodologies and software as a service. Midas Medici also provides managed hosting, maintenance and support for all of its solutions, as well as related strategic IT consulting services, IT technical support services and project management assistance to support people, processes, and technologies surrounding its services.

Additionally, Midas Medici provides custom research and management, technology and policy consulting services to utilities, investors, regulators, and energy industry service providers both domestically and internationally. Midas Medici helps clients conceive, develop, implement and improve Smart Grid and other energy solutions that address the efficiency, reliability and security of the generation, transmission, and distribution of electricity to end users.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are used in determining, among other items, the assessment of recoverability of long-lived assets; the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions); allowance for doubtful accounts; and, the valuation and recognition of stock-based compensation. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company derives revenues from data center services, IT infrastructure solutions and consulting services.

Data center services are comprised of managed infrastructure, managed services and maintenance support services. IT infrastructure solutions and consulting services include the resale of hardware and software, along with consulting, integration and training services.

The Company recognizes revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; delivery has occurred; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed or determinable. Delivery does not occur until products have been shipped or services have been provided and risk of loss has transferred to the client.

When the Company provides a combination of the above referenced products or services to its customers, recognition of revenues for the hardware and related maintenance services component is evaluated to determine if any software included in the arrangement is not essential to the functionality of the hardware based on accounting guidance related to  “Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”  Hardware and related elements qualify for separation when the services have value on a stand-alone basis, objective and verifiable evidence of fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in its control. Fair value is determined principally by reference to relevant third-party evidence of fair value. Such third-party information is readily available since the Company primarily resells products offered by its vendors. The application of the appropriate accounting guidance to the Company’s sales requires judgment and is dependent upon the specific transaction. The Company recognizes revenues from the sale of hardware products at the time of sale provided the revenue recognition criteria are met and any undelivered elements qualify for separation.

In arrangements that include multiple elements, including software licenses, maintenance and/or professional services, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand alone value and delivery of the undelivered element is probable and within our control.  The Company determines the best estimated selling price ("ESP") of each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE"), if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method.

Consulting services revenue is recognized as the services are rendered. Revenues generated from fixed price arrangements are recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours. For fixed price contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.  Consulting services rendered under Time and Materials contracts (“T&M”) are billed at a set hourly rate.  Project related expenses are passed through at cost to clients.   Revenue from T&M contracts are recognized as billed (clients are billed monthly) unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

The Company also generates revenue from it Bundled Service Agreements (“BSA”). BSAs are packages of services that clients subscribe to, typically on an annual contract basis.  BSA revenue is recognized over the subscription period, or in the case of corporate contracts as the hours are utilized, reflecting the pattern of provision of service.

Another source of revenue for the Company is its Events and Sponsorships. The Company hosts events such as conferences.  These events include revenues from sponsorships and registration fees which are recognized in the month of the event.  Revenues from sponsors of the Company’s AMI MDM forum are recognized over the annual subscription period.

Unbilled services are recorded for consulting services revenue recognized to date that has not yet been billed to customers. In general, amounts become billable upon the achievement of contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable to customers within one year from the respective balance sheet date.

Revenue also consists of monthly fees for data center services and solutions including managed infrastructure and managed services and is included within “data center services” revenue in the accompanying consolidated statements of operations. Revenue from managed infrastructure and managed services is billed and recognized over the term of the contract which is generally one to three years. Installation fees associated with managed infrastructure and managed services revenue is billed at the time the installation service is provided and recognized over the estimated term of the related contract or customer relationship. Costs incurred related to installation are capitalized and amortized over the estimated term of the related contract or customer relationship.

The Company’s deferred revenue consists primarily of amounts received from or billed to clients in conjunction with maintenance contracts, BSAs, T&M and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables.

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from its normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be collected. The Company performs ongoing credit evaluations of its customers.

Concentration of Credit Risk, Supply Risk and Economic Conditions

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits. As of March 31, 2011, these excess balances totaled approximately $1.4 million.

For the three months ended March 31, 2011 and 2010, one customer and no single customer comprised more than 13% and 5% of consolidated revenues, respectively.  As of March 31, 2011 and December 31, 2010, one customer comprised approximately 18% and 12% of consolidated accounts receivable, respectively.

Approximately 99% and 89 % of the Company’s hardware and software purchases for the three months ended March 31, 2011 and 2010, respectively, were from one vendor and approximately 68% and 77% of accounts payable at March 31, 2011 and December 31, 2010, respectively, were due to this vendor. Approximately 97% and 88% of the Company’s total IT infrastructure solutions revenues for the three months ended March 31, 2011 and 2010, respectively, are also related to re-sales of this supplier’s products.

Prepaid Data Center Services Costs

Prepaid data center services costs represent the unused portion of the maintenance support the Company has contracted with software and hardware vendors. These costs are amortized to costs of data center services ratably over the term of the related contracts. Prepaid data center services costs also represent costs incurred related to installation of customers in our data centers and are capitalized and amortized over the estimated life of the customer relationship. These costs are amortized to costs of infrastructure solutions.

Property and equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	30-40 years
Computers, software and equipment	3-15 years
Office furniture and equipment	7-10 years

Property and equipment held under capital leases and leasehold improvements are amortized based on the straight-line method over the shorter of the lease term or estimated life of the assets. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.

Long-lived Assets

Property, equipment and definite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

The Company is required to use the non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded values of goodwill or certain intangibles exceed their fair value. The Company has elected to perform its annual impairment test as of December 31 of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, debt obligations revolving credit facility and debt approximate their fair values due to their short-term nature and variable interest rate on the revolving credit facility.  Management believes that the Company’s debt obligations in general bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

Stock-Based Compensation

The cost resulting from all share based payment transactions are required to be recognized in the financial statements using the fair value method. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable. The Company has elected to use the Black-Scholes Merton option pricing model to determine the fair value of options granted.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and net operating loss and tax credit carry-forwards, utilizing enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of any future change in income tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.

The Company accounts for uncertain tax positions in accordance with ASC 740-10.   ASC 740-10-25 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

See Note 8 for further discussion of the Company’s accounting for income taxes

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance.

Non-controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 60% owned subsidiary, The Intelligent Project LLC (“IP”)..

Discontinued Operations

The condensed consolidated financial statements and accompanying notes included in these financial statements include disclosure of the results of operations for the Utah based data center assets which were sold on October 1, 2010.  Accordingly, the results of operations related to these assets have been classified as discontinued operations in the condensed consolidated statements of operations.  See Note 7 for additional information regarding discontinued operations.

 Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations under the line item selling, general and administrative expense. The foreign currency transaction  (loss) gain was $(2,432) and $0 for the three months ended March  31, 2011 and 2010, respectively. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s U.S. subsidiary, which are reported based on the applicable exchange rate in effect on the balance sheet date.

Reclassifications

Certain amounts in the condensed consolidated financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes. As discussed in Note 7, the Company has reclassified certain prior year amounts related to its discontinued operations.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – MERGER

On February 28, 2011, Midas Medici completed the acquisition of Consonus pursuant to the terms of the Merger Agreement with Consonus, and MMGH dated as of April 30, 2010.  Pursuant to the Merger Agreement effective February 28, 2011, MMGH merged with and into Consonus and Consonus became Midas Medici’s wholly-owned subsidiary.

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, Consonus was identified as the acquiring entity and Midas as the acquired entity.   Under purchase accounting, the assets and liabilities of an acquired company (Midas Medici) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of Consonus and its subsidiaries alone. The financial statements as of December 31, 2010 and for the three months ended March 31, 2011 and 2010 include the operations and cash flows of Consonus and its subsidiaries through February 28, 2011 and the combined operations and cash flows of Consonus and its subsidiaries and Midas after that date.

In accordance with the Merger, each Consonus stockholder received, in exchange for each share of Consonus common stock held or deemed to be held by such stockholder immediately prior to the closing of the merger on February 28, 2011, approximately 1.33 shares of Midas Medici, resulting in Consonus stockholders owning approximately 66% of the fully-diluted shares of the combined company .   Midas Medici stock options were also exchanged for outstanding stock options of Consonus at the same exchange ratio.

The Company has accounted for acquisition-related costs of approximately $.2 million  in selling, general and administrative expenses in the consolidated statement of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $5,236 has been allocated as follows (in thousands):

Cash	$9
Accounts receivable	185
Furniture, equipment and improvements	6
Goodwill	7,324
Content and databases	1,316
Trade name	529
Customer base intangible asset	630
Other assets	28
Current liabilities	(2,538)
Related party notes	(1,288)
Deferred tax liability	(965)
Total purchase price	$5,236

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired.   For income tax reporting purposes, the goodwill and other intangibles assets identified above are non-deductible.

As a result of the Merger, the Company acquired approximately $3.4 million of net operating loss carry-forwards.   The Company established a valuation allowance to offset a portion of the Company’s deferred tax assets due to uncertainties relating to realization of the acquired net operating losses due to the earnings history and potential limitations on the utilization of acquired net operating losses. The Company is currently reviewing the potential Internal Revenue Code Section 382 limitation with respect to the availability of the acquired net operating loss carry-forwards assumed from the Merger.

The following table sets forth the unaudited pro forma results of the Company as if the Merger had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended March 31,
	2011	2010
(in thousands, except for share and per share amount)
Revenues	$12,943	$11,966
Net loss	(1,312)	(3,183)
Basic and diluted net (loss) per common share	(0.18)	(0.47)
Weighted average shares — basic and diluted	7,394,683	6,790,258

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2011 and December 31, 2010, property and equipment, net consisted of (in thousands):

	March 31, 2011	December 31, 2010
Buildings	$4,053	$4,051
Land	1,150	1,150
Leasehold improvements	48	48
Computer software and equipment	2,102	2,079
Office furniture and equipment	634	634
Construction in process	114	114
Total property and equipment	8,101	8,076
Less accumulated depreciation	(2,711)	(2,602)

Total property and equipment, net	$5,390	$5,474

Depreciation expense from continuing operations for the three months ended March 31, 2011 and 2010 amounted to approximately $0.1 million and $0.2 million, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, intangible assets consist of (in thousands):

	March 31, 2011	December 31, 2010

Definite-lived intangible assets:
Customer relationships	$16,630	$16,000
Developed technology	2,000	2,000
Content and databases	1,316	-
Trade name	529	-
Total	20,475	18,000
Less accumulated amortization	(9,590)	(8,978)
	$10,885	$9,022

Indefinite-lived intangible assets:
Goodwill	$11,089	$3,765

Amortization expenses from continuing operations for the three months ended March 31, 2011 and 2010 amounted to approximately $0.6 million and $0.7 million, respectively.

The estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

The estimated future amortization expense as of March 31, 2011 is as follows:

2012	$2,771
2013	2,361
2014	1,986
2015	1,685
2016	1,445
Thereafter	637
Total	$10,885

NOTE 6 – LONG-TERM DEBT

As of March 31, 2011 and December 31, 2010, long-term debt consists of (in thousands):

	March 31,	December 31,
	2011	2010

Bank mortgage note payable with interest at 8% payable in equal monthly installments of $23,526 through February 2011. On March 25, 2011, the Bank provided a six month extension of the maturity date until September 2011. The note is collateralized by a first deed of trust on STI's office building, assignment of all leases, and a security interest in all fixtures and equipment.	$2,060	$2,088

Related party notes	1,365	-

Capital lease and other obligations	198	229

Totals	3,623	2,317

Less current maturities of long-term debt	(2,525)	(2,238)

Total long-term debt	$1,098	$79

Bank Mortgage Notes Payable

The bank mortgage note is collateralized by a first deed of trust on Consonus’s office building, assignment of all leases and a security interest in all fixtures and equipment.  Additional borrowings received under the revised note were used to fund anticipated capital expenditures.   As of March 25, 2011, the bank provided a six month extension of the maturity date from February 2011 to September 2011.

Related Party Notes

In accordance with the reverse acquisition, the Company assumed several unsecured notes payable due to current and former shareholders of Midas Medici.    The various notes accrue interest ranging from 4% to 12% per annum.   The components of this liability are described below.

Knox Lawrence International, LLC (“ KLI”), an entity of which Nana Baffour, the Company’s CEO and Johnson Kachidza, the Company’s CFO are each managing principals, has provided financing including:

(i)
On December 31, 2009, Midas Medici issued a Senior Subordinated Debenture to KLI in the principal amount of $62. The Debenture provides for payment of interest in the amount of 10% per annum. The Debenture matures on December 31, 2014.  As of March 31, 2011, the balance outstanding was $62.

(ii)
On January 15, 2009, Midas Medici issued a Senior Subordinated Debenture to KLI in the principal amount of $10. The Debenture provides for payment of interest in the amount of 10% per annum and matures on January 15, 2014.  As of March 31, 2011, the balance outstanding was $10.

(iii)
On June 30, 2009, Midas Medici issued an unsecured promissory note to KLI IP Holding, Inc. in the amount of $109. Interest on this note accrues at an annual percentage rate of 5%. The note matures on June 30, 2012. As of March 31, 2011, the balance outstanding was $109.

(iv)
On July 1, 2009, Midas Medici issued a Revolving Senior Subordinated Debenture to KLI. The Debenture provides for payment of interest in the amount of 10% per annum and matures on July 1, 2014.  As of March 31, 2011, the balance outstanding was $877.

On January 1, 2006, Midas Medici issued a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447.  The Debenture provides for payment of interest in the amount of 12% per annum. The Debenture was due to mature on January 1, 2010 but has been extended through September 30, 2010 and the Company is currently in negotiations to settle the amounts owed.  As of March 31, 2011,  the balance outstanding was $307.

NOTE 7 –DISCONTINUED OPERATIONS

On October 1, 2010, the Company executed on a sale of its Utah-based data center assets.  Proceeds from the sale included a cash payment at closing of approximately $43.5 million and a potential earn-out payment of up to $8.5 million in February 2012, contingent on certain criteria related to business performance.

The consolidated financial statements and accompanying notes include disclosure of the results of operations for the Utah-based data center assets.  Accordingly, the results of operations related to these assets have been classified as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2010.

The components of income from discontinued operations for the three months ended March 31, 2010 are as follows (in thousands):

Revenue:
Data center services and solutions	$3,233
IT infrastructure services	71
Totals	3,304

Operating expenses:
Cost of data center services and solutions	1,262
Cost of IT infrastructure services	47
Selling, general and administrative expenses	454
Depreciation and amortization expense	353
Totals	2,116

Income from discontinued operations:	1,188
Interest expense, net	(293)
Income from discontinued operations before income tax	895
Income tax expense	385
Income from discontinued operations	$510

NOTE 8 – INCOME TAXES

The income tax benefit for the first quarter of 2011 of $0.7 million and for the first quarter of 2010 of $0.4 million was primarily based on our estimated annual effective tax rate. The 2011 tax benefit was primarily due to a forecasted loss. The deferred tax assets created in the current quarter can be used to offset our already established deferred tax liabilities in future years. The 2010 tax benefit of $0.4 million is the result of a full valuation allowance that the Company had in place prior to the sale of the Utah data center assets that took place at the end of 2010.  The effective tax rate in 2011 varies from the U.S. federal statutory rate of 35% due to state taxes and permanent book to tax differences.

As a result of the Merger the Company acquired approximately $3.4 million of net operating loss carry-forwards.   The Company established a valuation allowance to offset a portion of the Company’s deferred tax assets due to uncertainties relating to realization of the acquired net operating losses due to the earnings history and potential limitations on the utilization of acquired net operating losses.  The Company is currently reviewing the potential Internal Revenue Code Section 382 limitation with respect to the availability of the acquired net operating loss carry-forwards assumed from the Merger.

At both March 31, 2011 and December 31, 2010, we had a liability for unrecognized tax benefits of $0.4 million for both federal and state income tax matters. The liability for unrecognized tax benefits has remained the same during the first quarter of 2011 and 2010. If the unrecognized tax benefits associated with these positions are ultimately recognized they would not be expected to have a material impact on our effective tax rate.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the first quarter of 2011 and 2010. No penalties have been accrued on any of the unrecognized tax benefits.

We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

The earliest tax year open to examination by federal tax and major state tax jurisdictions is 2007. We completed a U.S. income tax audit by the Internal Revenue Service of the 2008 tax year during the current quarter.   A $0.6 million net operating loss adjustment was proposed by the Internal Revenue Service and accepted by the Company.  This was reflected in our December 31, 2010 tax provision.  No other income tax audits are currently underway.

NOTE 9 – STOCK-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan at March 31, 2011 and changes during the three months ended are as follows (in thousands except share and per share amounts):

			Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at January 1, 2011 (*)	61,468	$14.98
Options issued as a result of the merger	442,597	2.38
Forfeitures	(2,574)	29.52
Outstanding at March 31, 2011	501,491	$3.81	2.6	$938,306

(*) Prior to the Merger (Note 3), the Company had stock options outstanding. Under the terms of the Merger, each option to acquire shares of Consonus common stock that was outstanding under each stock option plan was exchanged for options to acquire shares of Midas Medici at the rate of 1.33 a share. The exercise price of the exchanged options was adjusted for the exchange ratio, with all other provisions of the options remaining unchanged.

All outstanding options at March 31, 2011 are exercisable. As of March 31, 2011, there is zero unrecognized compensation cost related to outstanding stock options because all options were fully vested . There were no options granted during the periods ended March 31, 2011 and 2010.

Warrants

A summary of the Company’s warrant activity and changes during the three months ended March 31, 2011 are as follows:

			Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at January 1, 2011	-	$-
Warrants issued as a result of the merger	12,800	6.00

Outstanding at March 31, 2011	12,800	$6.00	4.15	$-

All outstanding warrants at March 31, 2011 are exercisable.

Restricted Shares

A summary of the Company’s outstanding non-vested restricted shares at March 31, 2011 and for the three months then ended are as follows:

		Weighted
		Average Grant
	Number of	Date Fair
Nonvested Restricted Shares	Shares	Value
Nonvested at January 1, 2011 (*)	29,672	$6.77

Granted	-	-
Vested
Forfeited	(19,781)	6.77

Nonvested at March 31, 2011	9,891	$6.77

(*) Prior to the Merger (Note 3), the Company had restricted shares outstanding. The restricted shares of Consonus common stock that were outstanding under each stock option plan was exchanged based upon the merger exchange rate 1.33 a share.

SARs

The Company has awarded Stock Appreciation Rights (“SARs”) to three of its independent directors and certain executives in exchange for services rendered by them to the Company or a Subsidiary.  At January 1, 2010, there were 31,234 SARs outstanding at an average base price of $4.97.  An additional 11,010 were issued in 2010 at an average base price of $6.62.  At March 31, 2011 42,244 SARs are outstanding.  No exercise event has occurred and, accordingly, there have been no expense or liabilities recognized related to these SARs for the three months ended and as of March 31, 2011.   “Exercise Event” is defined as: (i) any merger or consolidation to which the Company is a party so long as, as a result of such merger or consolidation, the Company’s majority stockholder, KLI, owns less than 25% of the stock in the surviving or resulting entity or its parent entity; (ii) the sale by the stockholders of the Company, in a single transaction or series of related transactions, of all of the stock of the Company or, if less than all, an amount of stock such that, as a result of the sale, KLI is the owner of less than 25% of the outstanding voting power of the Company; (iii) the sale of all or substantially all of the assets of the Company to an unrelated third party; or (iv) such other time for the allowance of the exercise of SARs as may be recommended by the Committee and approved by the Board.

NOTE 10 – RELATED PARTY TRANSACTIONS

Midas Medici has a 2-year Consulting Agreement (ending July 1, 2011) with KLI IP Holding Inc., an affiliate of KLI. Under the Consulting Agreement,  IP will provide consulting services to the Company in connection with the joint business and marketing efforts of the Company and IP. In exchange for its services KLI IP Holding Inc. received Company stock options.

Expense Reimbursement Agreement

On August 7, 2010, the Company entered into an Expense Reimbursement Agreement (the “Reimbursement Agreement”) with KLI. Pursuant to the Reimbursement Agreement, KLI is authorized to incur up to $350,000 in certain expenses and obligations on behalf of the Company and the Company agreed to reimburse KLI for such expenses and obligations promptly after delivery of invoices for such expenses. The Reimbursement Agreement has a term of one year, subject to earlier termination upon 30 days’ written notice by either party. KLI also allocates expenses for rent and office services to the Company.

Incurred and allocated expenses related to office rent, office services and professional fees totaled $191,450 for the three months ended March 31, 2011. For the three months ended March 31, 2011, the Company reimbursed KLI $470,811. The balance of $191,450 as of March 31, 2011, is a component of "Accrued Expenses" on the condensed consolidated balance sheets. The expenses are a component of “Selling, general and administrative” operating expenses on the condensed consolidated statements of operations.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective July 16, 2009, we entered into employment agreements with two key executive officers which agreements contain the same terms and provisions. The agreements provide for an initial term of five years which shall be automatically extended for successive one year periods unless terminated.

The employment agreements provide for an annual base salary of $250,000 which shall be increased to $350,000  on the earlier to occur of the third anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $100,000,000.  In addition, the executives will each be entitled to an annual bonus targeted between 0% to 250% of the base salary during the first 3 years of the term of the Agreements and thereafter, at a target to be determined in good faith by the Company’s board of directors.

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

As a method to retain senior management in the event of a change of control, the agreements also provide that upon the closing of a transaction that constitutes a “liquidity event”, as such term is defined in the agreements, each executive shall be entitled to receive a transaction bonus equal to 2.99 times his then current base salary, provided that he remains employed with the Company on the closing of such liquidity event, unless his employment is terminated without cause or he resigns for good reason. Liquidity events include any consolidation or merger, acquisition of beneficial ownership of more than 50% of the voting shares of the Company, or any sale, lease or transfer of all or substantially all of the Company’s assets.  The transaction bonus was waived at the time of the Consonus merger.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year.  Options, warrants and unvested shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Common stock equivalents are excluded from the computation if their effect is anti-dilutive or, for options and warrants, if the exercise price exceeds the tradable value of the underlying stock.

For the three months ended March 31, 2011 and 2010, the dilutive earnings (loss) per common share does not include the dilutive effect of 9,891 and 75,337 non-vested restricted shares , respectively, and 12,800 and 307,914 warrants, respectively, and excludes all outstanding stock options of 501,491 and 111,743, repectively, due to the Company reporting losses from continuing operations.

NOTE 13– SUBSEQUENT EVENTS

In April, 2011, the Company issued 354,047 common shares in settlement of some of its debt obligations.

On May 3, 2011 the Company completed its acquisition of WeatherWise Holdings, Inc. ("WeatherWise") in an all-stock transaction.  Weatherwise is an analytical and data modeling software company that specializes in providing customized consumer energy products including SetYourBill(SM) payment systems, WeatherProofBill® fixed bill and capped bill products, EnerCheck® energy efficiency and carbon footprint reporting, and billing support services.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Facors" discussed in our Annual Report on Form 10-K which was filed with the SEC on April 4, 2011.. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K/A, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

References in this Form 10-Q to “we”, “us”, “our”, “Midas Medici “and similar words refer to Midas Medici Group Holdings Inc. and its wholly-owned subsidiaries, Consonus Technologies, Inc. (“Consonus”) and Utilipoint International, Inc. (“Utilipoint”) and its subsidiary, The Intelligent Project (“IP”), unless the context indicates otherwise.

Overview

Midas Medici is a green Information Technology (“IT”) company that supplies mid-sized and select enterprises and institutions with leading-edge IT solutions in the fields of virtualization, cloud computing and data management, as well as working with utilities and other institutions to transform the electric grid through digital technologies. Midas serves its client base of over 700+ customers through its Consonus and Utilipoint brands.

Across all of its business initiatives, Midas Medici works with its customers by optimizing IT and data center investments, cutting energy usage and preventing data loss, all while maximizing productivity. Through a management team with decades of experience, Midas Medici is positioning itself to take advantage of the high-growth IT industry through its unique specialized services at the intersection of energy and technology.

Through its Consonus brand, Midas Medici offers a variety of solutions that optimize IT infrastructure and data center investments. Seasoned experts deliver innovative data protection, disaster recovery, virtualization, and asset management solutions for mid- size and select large enterprises. Midas is able to deliver its IT solutions and services without the constraints of technology and location through a flexible delivery model which spans three datacenter environments: customer-owned, co-location, and the cloud. These highly secure, energy efficient and reliable data centers combined with its ability to offer a comprehensive suite of related IT infrastructure services gives Midas Medici an ability to offer its customers customized solutions to address their critical needs of data center availability, data manageability, disaster recovery and data center consolidation, as well as a variety of other related managed services.

Midas Medici’s data center related services and solutions primarily enable business continuity, back-up and recovery, capacity-on-demand, regulatory compliance (such as email archiving), virtualization, cloud computing, data center best practice methodologies and software as a service. Midas Medici also provides managed hosting, maintenance and support for all of its solutions, as well as related strategic IT consulting services, IT technical support services and project management assistance to support people, processes, and technologies surrounding its services.

Additionally, Midas Medici provides custom research and management, technology and policy consulting services to utilities, investors, regulators, and energy industry service providers both domestically and internationally. Midas provides services along the following practice areas: (1) Smart Meter Deployment; (2) Energy Investments & Business Planning; (3) CommodityPoint; (4) Meter-to-Cash; (5) Pricing & Demand Response; and (6) Public & Regulatory Issues Management. Midas Medici helps clients conceive, develop, implement and improve Smart Grid and other energy solutions that address the efficiency, reliability and security of the generation, transmission, and distribution of electricity to end users. We believe this diverse pool of intellectual capital will enable Midas Medici to penetrate the Utility vertical.

Representing the top names in IT infrastructure through its Consonus brand, Midas Medici has been providing data center virtualization for over 10 years. Consonus directly supports all solutions with award-winning 24x7x365 Customer Care for a wide range of hardware and software manufacturers.

As of March 31, 2011, Midas Medici has 109 employees located in the United States and Europe.  Midas Medici is headquartered in New York City with regional offices in Cary, NC, Alberqueque, NM, and maintains international operations through its office in Brno, Czech Republic.

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

Revenue

Our revenue is predominantly generated through data center services and IT infrastructure solutions and services, time-and-materials contracts, bundled service agreements, fixed-price contracts and other revenue.  Data center services are comprised of hosting, bandwidth, managed infrastructure, managed services and maintenance support services. IT infrastructure solutions and services include the resale of hardware and software, along with consulting, integration and training services.

Our revenue mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Cost of services

Our cost of revenues consist of personnel costs, cost of sales from vendors with whom we are reselling their hardware and software, allocated lease and building costs, electricity costs and bandwidth. Payroll costs are expected to increase as employees are given increased compensation based on merit. We also expect our other costs (such as cost of revenue of hardware and software, electricity and bandwidth) to increase as we increase our revenues. We are expecting electricity costs to increase with expected rate increases charged by our power suppliers. We have also recently signed several new customer bandwidth contracts that will require us to increase our bandwidth usage. However, this increase in usage also allows us to negotiate better pricing on a per unit basis. Cost of services also consist of costs incurred to provide services to clients, the most significant of which are employee salaries and benefits, reimbursable project expenses associated with fringe benefits, all relating to specific client engagements. Cost of services also include the costs of subcontractors and outside consultants, third-party materials and any other related cost of services, such as travel expenses.

Selling, general and administrative

Our selling expenses consist primarily of compensation and commissions for our sales and marketing personnel. They also include advertising expenses, trade shows, public relations and other promotional materials. General and administrative expenses include personnel compensation and related personnel costs, professional services not allocated to other areas, insurance fees, franchise and property taxes, and other expenses not allocated to cost of revenue. We also anticipate that we will incur additional expenses related to professional services and insurance fees necessary to meet the requirement of being a public company.  SG&A expenses include our management, facilities and infrastructure costs, as well as salaries and associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance and executive and senior management.

Results of Operations

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Three months ended March 31, 2011 compared to three months ended March 31, 2010 (dollars in thousands)

Revenues. Revenues for the three months ended March 31, 2011 were $12,837, compared to $11,597 for the three months ended March 31, 2010. The increase in revenues was primarily due to Company's clients’ increased spending on infrastructure solutions.

Cost of services. Cost of services for the three months ended March 31, 2011 were $9,529, or 74.2% of revenue, compared to $8,187 or 70.6% of revenue, for the three months ended March 31, 2010. The decrease in our margins are a result of reductions in vendor rebates in addition to a large product deal that occurred in 2011. Product sales are lower margin deals than are service contracts or consulting deals.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2011 were $4,314, compared to $5,053 for the three months ended March 31, 2010. Selling, general and administrative expenses decreased primarily due to decreased compensation as a result of a reduction in headcount.

Operating loss. For the three months ended March 31, 2011, losses from operations totaled $1,112, compared to an operating loss of $3,015 for the three months ended March 31, 2010. Loss from operations decreased primarily due to increased revenues combined with decreased selling, general and administrative expenses related to the reduction of workforce that the Company.

Interest and tax expense. For the three months ended March 31, 2011, interest expense was $141, compared to $530 for the three months ended March 31, 2010. The decrease in interest expense is a result of a reduction in debt of approximately $26.1 million. Tax provisions for the three months ended March 31, 2011 resulted in a tax benefit of approximately $758.0 and approximately $385 for the three months ended March 31, 2010.

Liquidity and Capital Resources (dollars in thousands)

At March 31, 2011, we had cash and cash equivalents of $2,164 and working capital deficiency of $13,251.

Cash flow used in operations was $2,870 for the three months ended March 31, 2011 and cash generated by operations was $994.0 for the three months ended March 31, 2010. The increase in cash flow used by operations resulted from the net loss from operations of $1,112.0 which is primarily due to federal, state and franchise taxes, acquisition expenses and payment of vendor related and other liabilities.

Net cash used in investing activities was $0.0 and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

Cash provided by financing activities was $0.0 and cash used in financing activities was $0.7 for the three months ended March 31, 2011 and 2010, respectively. The decrease is a result of no financing activity during the quarter ended March 31, 2011.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at March 31, 2011 was $14,918, and we incurred a net loss of $1,112 for the three months ended March 31, 2011.  On March 31, 2010, we had working capital deficit of $9,443.

While we have raised funds to meet our working capital and financing needs in the past, additional financing is required in order to conduct operations and implement our acquisition strategy over the next twelve months. We expect to raise sufficient capital resources to meet our projected cash flow deficits through the next twelve months.  We cannot predict whether this new financing will be in the form of equity or debt.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

Revenue Recognition

The Company derives revenues from data center services, IT infrastructure solutions and consulting services.

Data center services are comprised of managed infrastructure, managed services and maintenance support services. IT infrastructure solutions and consulting services include the resale of hardware and software, along with consulting, integration and training services.

The Company recognizes revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; delivery has occurred; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed or determinable. Delivery does not occur until products have been shipped or services have been provided and risk of loss has transferred to the client.

When the Company provides a combination of the above referenced products or services to its customers, recognition of revenues for the hardware and related maintenance services component is evaluated to determine if any software included in the arrangement is not essential to the functionality of the hardware based on accounting guidance related to  “Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”  Hardware and related elements qualify for separation when the services have value on a stand-alone basis, objective and verifiable evidence of fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in its control. Fair value is determined principally by reference to relevant third-party evidence of fair value. Such third-party information is readily available since the Company primarily resells products offered by its vendors. The application of the appropriate accounting guidance to the Company’s sales requires judgment and is dependent upon the specific transaction. The Company recognizes revenues from the sale of hardware products at the time of sale provided the revenue recognition criteria are met and any undelivered elements qualify for separation.

In arrangements that include multiple elements, including software licenses, maintenance and/or professional services, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.  The Company determines the best estimated selling price ("ESP") of each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE"), if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method.

Maintenance contract revenue is deferred and recognized ratably over the contractual period. The deferred revenue consists primarily of the unamortized balance of product maintenance. Occasionally, the Company resells maintenance contracts to certain customers in which the Company assumes an agency relationship. For such contracts, the Company generally has no further obligation to the customer beyond the billing and collection of the maintenance contract amount. These agent maintenance contracts are established between the vendor and the customer and the Company has no obligation to provide the maintenance services. In such arrangements, the Company recognizes the net fees retained as revenues at the time of sale with no associated cost of sales.

Consulting services revenue is recognized as the services are rendered. Revenues generated from fixed price arrangements are recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours. For fixed price contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.  Consulting services rendered under Time and Materials contracts (“T&M”) are billed at a set hourly rate.  Project related expenses are passed through at cost to clients.   Revenue from T&M contracts are recognized as billed (clients are billed monthly) unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

The Company also generates revenue from it Bundled Service Agreements (“BSA”). BSAs are packages of services that clients subscribe to, typically on an annual contract basis.  BSA revenue is recognized over the subscription period, or in the case of corporate contracts as the hours are utilized, reflecting the pattern of provision of service.

Another source of revenue for the Company is its Events and Sponsorships. The Company hosts events such as conferences.  These events include revenues from sponsorships and registration fees which are recognized in the month of the event.  Revenues from sponsors of the AMI MDM forum are recognized over the annual subscription period.

Unbilled services are recorded for consulting services revenue recognized to date that has not yet been billed to customers. In general, amounts become billable upon the achievement of contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable to customers within one year from the respective balance sheet date.

Revenue also consists of monthly fees for data center services and solutions including managed infrastructure and managed services and is included within “data center services” revenue in the accompanying consolidated statements of operations. Revenue from managed infrastructure and managed services is billed and recognized over the term of the contract which is generally one to three years. Installation fees associated with managed infrastructure and managed services revenue is billed at the time the installation service is provided and recognized over the estimated term of the related contract or customer relationship. Costs incurred related to installation are capitalized and amortized over the estimated term of the related contract or customer relationship.

The Company’s deferred revenue consists primarily of amounts received from or billed to clients in conjunction with maintenance contracts, BSAs, T&M and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables.

Recent Accounting Pronouncements

See recently adopted and issued accounting standards in Part I, Item 1. Financial Statements, Note 2 - Significant Accounting Policies.

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

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information is required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2010 (as described in the Company's form 10-K) which has not been fully remediated as of March 31, 2011, we have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective.

(b) Changes in internal controls

During our fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certifications of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal and Accounting Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

May 16, 2011	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)