Form 10-Q
period 2011-06-30
Midas Medici Group Holdings, Inc.
filed 2011-08-16
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 9,840,091 shares of the issuer's common stock outstanding as of August 10, 2011.

MIDAS MEDICI GROUP HOLDINGS, INC.

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands except share amounts)

	June 30,	December 31,
ASSETS	2011	2010
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$851	$5,030
Accounts receivable, net of allowance for doubtful
accounts of $322 and $498, respectively	7,278	11,729
Current portion of prepaid data center services costs	7,861	9,298
Current deferred tax assets, net	622	622
Prepaid expenses and other current assets	479	688
Total current assets	17,091	27,367

Property and equipment, net	5,851	5,474
Goodwill	9,811	3,765
Other intangible assets, net	10,167	9,022
Prepaid data center services costs, net of current portion	953	860

Totals	$43,873	$46,488

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$11,863	$14,643
Accrued liabilities	3,828	5,042
Current maturities of long-term debt	2,317	2,238
Current portion of deferred revenue	12,364	14,887
Total current liabilities	30,372	36,810

Long-term debt, net of current maturities	194	79
Deferred revenue, net of current portion	1,448	1,290
Deferred tax liabilities	1,276	2,551
Total liabilities	33,290	40,730

Commitments and contingencies

Equity:
Equity of Midas Medici Group Holdings, Inc. and Subsidiaries:
Preferred stock $0.001 par value, 10,000,000 shares authorized, no
shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 8,301,021 issued and 7,876,021 outstanding at June 30, 2011 and 4,808,167 issued and outstanding as of December 31, 2010, respectively	8	5
Treasury stock, at cost, 425,000 shares at June 30, 2011 and no shares at December 31, 2010	-	-
Additional paid-in capital	26,431	19,598
Accumulated deficit	(15,684)	(13,809)
Accumulated other comprehensive loss	(40)	(36)
Total stockholders' equity of Midas Medici Group Holdings, Inc. and Subsidiaries	10,715	5,758
Non-controlling interest	(132)	-
Total equity	10,583	5,758

Totals	$43,873	$46,488

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except, share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Data center services and solutions	$7,102	$7,891	$14,168	$15,439
IT infrastructure services	1,483	865	2,335	1,762
IT infrastructure solutions	6,603	6,474	11,522	9,626
Totals	15,188	15,230	28,025	26,827

Operating expenses:
Data center services and solutions	4,821	5,115	9,679	10,228
IT infrastructure services	887	603	1,501	1,224
IT infrastructure solutions	5,079	4,974	9,135	7,426
Selling, general and administrative expenses	4,971	4,929	9,284	9,982
Depreciation and amortization expense	830	826	1,555	1,667
Impairment loss - Goodwill (Note 5)	-	16,261		16,261
Totals	16,588	32,708	31,154	46,788

Loss from continuing operations	(1,400)	(17,478)	(3,129)	(19,961)
Other income	345	-	345	-
Interest expense, net	(125)	(568)	(266)	(1,099)

Loss before income tax expense	(1,180)	(18,046)	(3,050)	(21,060)
Income tax expense	(417)	(346)	(1,175)	(731)

Loss from continuing operations	(763)	(17,700)	(1,875)	(20,329)

Income from discontinued operations	-	805	-	1,700
Income tax expense	-	346	-	731
Income from discontinued operations	-	459	-	969

Net loss	(763)	(17,241)	(1,875)	(19,360)

Less: Net loss attributable to non-controlling interest	-	-	-	-

Net loss attrinutable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(763)	$(17,241)	$(1,875)	$(19,360)

Loss per share:
Continuing operations - basic and diluted	$(0.10)	$(4.16)	$(0.32)	$(4.78)
Discontinued operations - basic and diluted	-	$0.11	$-	$0.23
Loss per common share - basic and diluted	$(0.10)	$(4.05)	$(0.32)	$(4.55)

Weighted average number of common shares
outstanding - basic and diluted	7,729,692	4,259,751	5,809,859	4,251,756

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
For The Six Months Ended June 30, 2011
(in thousands, except share amounts)
Unaudited

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in Capital	Treasury Stock		Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount		Shares	Amount	Deficit	Loss	Equity	Interest	Equity

Balance at December 31, 2010	4,808,167	$5	$19,598	-	$-	$(13,809)	$(36)	$5,758	$-	$5,758

Stock-based compensation			44					44		44

Stock issuance in settlement of debt	366,608		1,151					1,151		1,151

Stock issuance for Energy Hedge Fund Center acquisition	1,430		5					5		5

Stock issuance for Weather Wise acquisition	113,300		268					268		268

Effect of reverse merger adjustments	3,011,516	3	5,365	(425,000)	-	-	-	5,368	(132)	5,236

Net loss	-	-	-	-	-	(1,875)	-	(1,875)	-	(1,875)

Comprehensive income	-	-	-	-	-	-	(4)	(4)	-	(4)

Balance at June 30, 2011	8,301,021	$8	$26,431	(425,000)	$-	$(15,684)	$(40)	$10,715	$(132)	$10,583

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(1,875)	$(19,360)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,555	2,377
Impairment charge	-	16,261
Noncash interest	(4)	164
Stock-based compensation	44	166
Deferred income taxes	(1,275)	-
Changes in operating assets and liabilities:
Accounts receivable	4,877	5,118
Prepaid expenses and other current assets and prepaid data center services costs	1,566	919
Accounts payable	(3,587)	368
Accrued liabilities	(1,487)	1,009
Income taxes payable	(994)	(1,326)
Deferred revenue	(2,508)	(3,383)
Net cash (used in) provided by operating activities	(3,688)	2,313

Investing activities:
Capital expenditures	(70)	(507)
Cash received from acquisitions	16	-
Net cash used in investing activities	(54)	(507)

Financing activities:
Proceeds from line of credit	-	3,342
Payments on line of credit	-	(4,032)
Proceeds from debt	-	490
Repayments on long-term debt	(436)	(1,363)
Repayment of loan fees	-	(52)
Proceeds from issuance of common stock	8
Repurchase of common stock	-	(134)
Net cash used in financing activities	(428)	(1,749)

Effect of exchange rate changes on cash	(9)	-

Net (decrease) increase in cash and cash equivalents	(4,179)	57
Cash and cash equivalents at beginning of period	5,030	501

Cash and cash equivalents at end of period	$851	$558

Supplemental disclosure of cash flow information:
Interest paid	$290	$1,485
Income taxes paid	$1,011	$-

See accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HISTORY, BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

History

Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc. (“Midas Medici”), was incorporated in the State of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans including a possible merger, acquisition or other business combination with an operating business. On May 15, 2009, Mondo Management Corp., the then sole shareholder, and Midas Medici Group, Inc. entered into a Purchase Agreement.  Pursuant to the Purchase Agreement, Mondo Management Corp. sold  to Midas Medici Group 1,000,000 previously  issued  and outstanding  shares  of  Mondo Management Corp.'s restricted common stock, comprising 100% of  the  issued  and outstanding  capital  stock  of the Company. The execution of the Purchase Agreement resulted in a change in control of the Company, both in its shareholding and management. Effective May 22, 2009, the Company changed its name to Midas Medici Group Holdings, Inc.

Basis of Presentation (Reverse-Acquisition)

On February 28, 2011, Midas Medici completed an acquisition (the "Merger") of Consonus Technologies, Inc. (“Consonus”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) with Consonus, and MMGH Acquisition Corp., a wholly-owned subsidiary of the Company (“MMGH”) dated as of April 30, 2010.   For accounting purposes, Consonus was identified as the acquiring entity and Midas as the acquired entity.    The merger was accounted for using the purchase method of accounting for financial reporting purposes. The purchase method requires the identification of the acquiring entity based on the criteria of Accounting Standards Codification (“ASC”) 805-10-55-12, “Accounting for Business Combinations”.   Under purchase accounting, the assets and liabilities of an acquired company (Midas Medici) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the condensed consolidated financial statements and related footnote disclosures presented for the period prior to the Merger are those of Consonus and its subsidiaries alone. The financial statements as of December 31, 2010 and for the three months and six months ended June 30, 2011 and 2010 include the operations and cash flows of Consonus and its subsidiaries through February 28, 2011 and the combined operations and cash flows of Consonus and its subsidiaries and Midas Medici subsequent to that date.

The common stock of Consonus has been retrospectively adjusted to reflect the exchange ratio of 1.33 Midas Medici common shares for each share of Consonus common stock as established in the Merger Agreement.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company has condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Consonus Technologies, Inc. and the related notes for the year ended December 31, 2010 which is included in our current on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2011. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The accompanying financial statements present on a consolidated basis the accounts of the Midas Medici and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at June 30, 2011 was $15,684, and we incurred a net loss of $1,875 for the six months ended June 30, 2011.  On June 30, 2011, we had working capital deficit of $13,281.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While we have raised funds to meet our working capital and financing needs in the past, additional financing may be required in order to conduct operations and implement our acquisition strategy over the next twelve months. We expect to raise sufficient capital resources to meet our projected cash flow deficits through the next twelve months.  We cannot predict whether this new financing will be in the form of equity or debt. There can be no assurance that additional funds will be available on terms acceptable to the Company and its stockholders, or at all.

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

Description of Business

As a result of recent acquisitions, Midas Medici is currently comprised of Consonus Technologies, Inc. (“Consonus”), Strategic Technologies, Inc. (“STI”), Utilipoint International, Inc. (“UTP”), Weather Wise Holdings, Inc. (“WUI”) which are wholly owned subsidiaries and Intelligent Project, LLC (“IP”), which is a 60% owned subsidiary (collectively “The Company”).

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of  unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are used in determining, among other items, the assessment of recoverability of long-lived assets; the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions); allowance for doubtful accounts; and, the valuation and recognition of stock-based compensation. Accordingly, actual results could differ from those estimates.

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

The Company also generates revenue from it Bundled Service Agreements (“BSA”). BSAs are packages of services that clients subscribe to, typically on an annual contract basis.  BSA revenue is recognized over the subscription period, or in the case of corporate contracts as the hours is utilized, reflecting the pattern of provision of service.

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

Concentration of Credit Risk, Supply Risk and Economic Conditions

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits. As of June 30, 2011, these excess balances totaled $428.

As of June 30, 2011 and December 31, 2010, one customer comprised approximately 13% and 12% of consolidated accounts receivable, respectively.

Approximately 96% and 99%, respectively, of the Company's hardware and software purchases for the six months ended June 30, 2011 and 2010 were from one vendor and approximately 73% and 77% of accounts payable at June 30, 2011 and December 31, 2010, respectively, were due to this vendor. Approximately 96% and 99%, respectively, of the Company's total IT infrastructure solutions revenues for the six months ended June 30, 2011 and 2010 are related to re-sales of this supplier's products.

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

The Company uses the non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded values of goodwill or certain intangibles exceed their fair value. The Company has elected to perform its annual impairment test as of December 31 of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses; debt obligations revolving credit facility and debt approximate their fair values due to their short-term nature and variable interest rate on the revolving credit facility.  Management believes that the Company’s debt obligations in general bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

Non-controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 60% owned subsidiary, The Intelligent Project LLC (“IP”).

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

Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations under the line item selling, general and administrative expense. The foreign currency transaction (loss) gain was $(11) and $0 for the three months ended June 30, 2011 and 2010, respectively. The foreign currency transaction (loss) gain was $(9) and $0 for the six months ended June 30, 2011 and 2010, respectively. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s U.S. subsidiary, which are reported based on the applicable exchange rate in effect on the balance sheet date.

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

NOTE 3 – REVERSE ACQUISITION AND BUSINESS COMBINATIONS

On February 28, 2011, Midas Medici completed the acquisition of Consonus pursuant to the terms of the Merger Agreement with Consonus, and MMGH dated as of April 30, 2010.  Pursuant to the Merger Agreement effective February 28, 2011, MMGH merged with and into Consonus and Consonus became Midas Medici’s wholly-owned subsidiary.

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, Consonus was identified as the acquiring entity and Midas as the acquired entity.   Under purchase accounting, the assets and liabilities of an acquired company (Midas Medici) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of Consonus and its subsidiaries alone. The financial statements as of December 31, 2010 and for the six months ended June 30, 2011 and 2010 include the operations and cash flows of Consonus and its subsidiaries through February 28, 2011 and the combined operations and cash flows of Consonus and its subsidiaries and Midas after that date.

In accordance with the Merger, each Consonus stockholder received, in exchange for each share of Consonus common stock held or deemed to be held by such stockholder immediately prior to the closing of the merger on February 28, 2011, approximately 1.33 shares of Midas Medici, resulting in Consonus stockholders owning approximately 66% of the fully-diluted shares of the combined company.  Midas Medici stock options were also exchanged for outstanding stock options of Consonus at the same exchange ratio.

The Company has accounted for acquisition-related costs of $254 in selling, general and administrative expenses in the condensed consolidated statement of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $5,236 has been allocated as follows (in thousands):

Cash	$9
Accounts receivable	185
Furniture, equipment and improvements	6
Goodwill	6,046
Content and databases	1,316
Trade name	529
Deferred tax asset	1,278
Customer base intangible asset	630
Other assets	28
Current liabilities	(2,538)
Related party notes	(1,288)
Deferred tax liabilitis	(965)
Total purchase price	$5,236

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired.   For income tax reporting purposes, the goodwill and other intangibles assets identified above are non-deductible.

As a result of the Merger the Company acquired approximately $3,400 of net operating loss carry-forwards.   In the three months ended June 30, 2011 the Company determined that all of the acquired loss carry-forwards can be used in future years to offset potential taxable income and that there are no Internal Revenue Code Section 382 limitations with respect to the availability of the acquired net operating loss carry-forwards assumed from the Merger. As a result of this determination, the Company recorded $1,278 of deferred tax assets with a corresponding reduction in goodwill.

On May 3, 2011 the Company completed its acquisition of WUI in an all-stock transaction consisting of 113,300 shares of the Company’s common shares valued at $2.01 per share. WUI is an analytical and data modeling software company that specializes in providing customized consumer energy products including SetYourBill (SM) payment systems, WeatherProofBill® fixed bill and capped bill products, EnerCheck® energy efficiency and carbon footprint reporting, and billing support services.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $268 has been allocated as follows (in thousands):

Cash	$16
Furniture, equipment and improvements	526
Current liabilities	(274)
Total purchase price	$268

The following table sets forth the unaudited pro forma results of the Company as if the Merger and acquisition of WUI had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total revenues	$15,248	$15,719	$28,370	$27,884
Net loss	$(851)	$(18,075)	$(2,269)	$(21,345)
Basic and diluted net (loss) per common share	$(0.11)	$(2.59)	$(0.34)	$(3.06)
Weighted average shares — basic and diluted	7,777,099	6,979,600	6,748,032	6,971,605

On June 8, 2011 Midas Medici completed its acquisition of the assets of Energy Hedge Fund Center, LLC, (“EHFC”) a web portal and community for clients interested in hedge funds in the energy and commodity sectors, in a transaction consisting of 1,430 shares of the Company’s common stock, $15 in cash and $11 in forgiveness of debt.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2011 and December 31, 2010, property and equipment, net consisted of (in thousands):

	June 30,	December 31,
	2011	2010
Buildings	$4,483	$4,051
Land	1,150	1,150
Leasehold improvements	48	48
Computer software and equipment	2,229	2,079
Office furniture and equipment	670	634
Construction in process	131	114
Total property and equipment	8,711	8,076
Less accumulated depreciation	(2,860)	(2,602)

Total property and equipment, net	$5,851	$5,474

Depreciation expense from continuing operations for the three months ended June 30, 2011 and June 30, 2010 amounted to approximately $112 and $135, respectively and for the six months ended June 30, 2011 and 2010 amounted to approximately $225 and $296, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2011 and December 31, 2010, intangible assets consist of (in thousands):

	June 30,	December 31,
	2011	2010

Definite-lived intangible assets:
Customer relationships	$16,630	$16,000
Developed technology	2,000	2,000
Content and databases	1,316	-
Trade name	529	-
Total	20,475	18,000
Less accumulated amortization	(10,308)	(8,978)
	$10,167	$9,022

Indefinite-lived intangible assets:
Goodwill	$9,811	$3,765

Amortization expenses from continuing operations for the three months ended June 30, 2011 and 2010 amounted to approximately $718 and $691, respectively, and for the six months ended June 30, 2011 and 2010 amounted to approximately $1,330 and $1,371, respectively.

In the three months ended June 30, 2011 the Company determined that all of the acquired loss carry-forwards can be used in future years to offset potential taxable income.  The estimated fair value of the Company’s goodwill was adjusted by $1,278 during the three months ended June 30, 2011 as a result.

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense of the intangibles as of June 30, 2011:

2012	$2,661
2013	2,264
2014	1,907
2015	1,623
2016	1,272
Thereafter	440
Total	$10,167

NOTE 6 – LONG-TERM DEBT

As of June 30, 2011 and December 31, 2010, long-term debt consists of (in thousands):

	June 30,	December 31,
	2011	2010

Bank mortgage note payable with interest at 8% payable in equal monthly installments of $23,526 through February 2011. On March 25, 2011, the Bank provided a six month extension of the maturity date until September 2011. The note is collateralized by a first deed of trust on STI's office building, assignment of all leases, and a security interest in all fixtures and equipment.	$2,030	$2,088

Related party notes	321	-

Capital lease and other obligations	160	229

Totals	2,511	2,317

Less current maturities of long-term debt	(2,317)	(2,238)

Total long-term debt	$194	$79

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Notes

In accordance with the reverse merger acquisition on February 28, 2011, the Company assumed $1,288 unsecured notes payable and $243 accrued liabilities due to current and former shareholders of Midas Medici. On April 6, 2011, Midas Medici satisfied the outstanding balance of the notes payable and accrued liabilities through a $370 promissory note, a payment of $490 and issuance of 331,825 shares of the Company’s common stock. The notes had maturity dates between January 15, 2014 and December 31, 2014 and accrued interest at rates ranging from 4% to 12% per annum.

Also assumed in the reverse merger was a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447.  The Debenture provided for payment of interest in the amount of 12% per annum. The Debenture was due to mature on January 1, 2010 was extended through September 30, 2010 and the Company negotiated to settle the amounts owed in 2011.  The Company settled the Debenture with a payment of $250 and the issuance of 22,222 shares of the Company’s common stock.

NOTE 7 –DISCONTINUED OPERATIONS

On October 1, 2010, the Company executed on a sale of its Utah-based data center assets.  Proceeds from the sale included a cash payment at closing of approximately $43,500 and a potential earn-out payment of up to $8,500 in February 2012, contingent on certain criteria related to business performance.

The condensed consolidated financial statements and accompanying notes include disclosure of the results of operations for the Utah-based data center assets.  Accordingly, the results of operations related to these assets have been classified as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2010.

The components of income from discontinued operations for the three and six months ended June 30, 2010 are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Revenue:
Data center services and solutions	$3,114	$6,348
IT infrastructure services	70	141
Totals	3,184	6,489

Operating expenses:
Cost of data center services and solutions	1,251	2,514
Cost of IT infrastructure services	47	94
Selling, general and administrative expenses	443	897
Depreciation and amortization expense	357	710
Totals	2,098	4,215

Income from discontinued operations	1,086	2,274
Interest expense, net	(281)	(574)
Income from discontinued operations before income tax	805	1,700
Income tax expense	346	731
Income from discontinued operations	$459	$969

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The income tax benefit for continuing operations for the three months ended June 30, 2011 of $417 and for the six months ended June 30, 2011 of $1,175 and income tax benefit for continuing operations of $346 for the three months ended June 30, 2010 and of $731 for the six months ended June 30, 2010, respectively, was primarily based on our estimated annual effective tax rate. The tax benefit was primarily driven off of the full year forecasted loss. The deferred tax assets created from the forecasted loss can be used to offset the already established deferred tax liabilities in future years.  The effective tax rate in 2011 varies from the U.S. federal statutory rate of 35% due to state taxes and permanent book to tax differences.

As a result of the Merger the Company acquired approximately $3,400 of net operating loss carry-forwards.   In the three months ended June 30, 2011 the Company determined that all of the acquired loss carry-forwards can be used in future years to offset potential taxable income.

At both June 30, 2011 and December 31, 2010, the Company had a liability for unrecognized tax benefits of $1,175 and $353 for both federal and state income tax matters. The liability for unrecognized tax benefits has been reduced in the current three months ended June 30, 2011 due to the settlement of an Internal Revenue Service examination. If the remaining unrecognized tax benefits are ultimately recognized it would not be expected to have a material impact on the effective tax rate.

The Company accounts for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. No accruals for such interest were made during the first or second quarters of 2011 and 2010.  No penalties have been accrued on any of the unrecognized tax benefits.

The earliest tax year open to examination by federal tax and major state tax jurisdictions is 2007. We completed a U.S. income tax audit by the Internal Revenue Service of the 2008 tax year in April 2011.   A $584 net operating loss adjustment was proposed by the Internal Revenue Service and accepted by the Company.  This was reflected in our December 31, 2010 tax provision.  No other income tax audits are currently underway.

NOTE 9 – STOCK-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan at June 30, 2011 and changes during the six months ended are as follows (in thousands except share and per share amounts):

	Number of Shares	Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value
	Shares	Exercise Price	Terms	Value

Outstanding at January 1, 2011	61,468	$14.98
Issued as a result of the merger	441,707	$2.38
Forfeited or expired	(4,155)	$18.24
Outstanding at June 30, 2011	499,020	$3.78	2.4	$-

Prior to the Merger (see Note 3), the Company had stock options outstanding. Under the terms of the Merger, each option to acquire shares of Consonus common stock that was outstanding under each stock option plan was exchanged for options to acquire shares of Midas Medici at the rate of 1.33 a share. The exercise price of the exchanged options was adjusted for the exchange ratio, with all other provisions of the options remaining unchanged.

All outstanding options at June 30, 2011 are exercisable. As of June 30, 2011, there is zero unrecognized compensation cost related to outstanding stock options because all options were fully vested. There were no options granted during the periods ended June 30, 2011 and 2010.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of the Company’s warrant activity and changes during the six months ended June 30, 2011 are as follows:

			Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at January 1, 2011	-	-
Warrants issued as a result of the merger	12,800	$6.00
Outstanding at June 30, 2011	12,800	$6.00	3.64	$-

All outstanding warrants at June 30, 2011 are exercisable.

Restricted Shares

A summary of the Company’s outstanding non-vested restricted shares at June 30, 2011 and for the six months then ended are as follows:

	Number of Shares	Grant Date Fair Value
Nonvested Restricted Shares
Nonvested at January 1, 2011	29,672	$6.77
Granted	-	-
Vested	-	-
Forfeited	(19,781)	6.77
Nonvested at June 30, 2011	9,891	$6.77

Prior to the Merger (see Note 3), the Company had restricted shares outstanding. The restricted shares of Consonus common stock that were outstanding under each stock option plan was exchanged based upon the merger exchange rate 1.33 a share.

SARs

The Company has awarded Stock Appreciation Rights (“SARs”) to three of its independent directors and certain executives in exchange for services rendered by them to the Company or a Subsidiary.  At January 1, 2010, there were 31,234 SARs outstanding at an average base price of $4.97.  An additional 11,010 were issued in 2010 at an average base price of $6.62.  At June 30, 2011 42,244 SARs are outstanding.  No exercise event has occurred and, accordingly, there have been no expense or liabilities recognized related to these SARs for the three and six months ended and as of June 30, 2011.   “Exercise Event” is defined as: (i) any merger or consolidation to which the Company is a party so long as, as a result of such merger or consolidation, the Company’s majority stockholder, KLI, owns less than 25% of the stock in the surviving or resulting entity or its parent entity; (ii) the sale by the stockholders of the Company, in a single transaction or series of related transactions, of all of the stock of the Company or, if less than all, an amount of stock such that, as a result of the sale, KLI is the owner of less than 25% of the outstanding voting power of the Company; (iii) the sale of all or substantially all of the assets of the Company to an unrelated third party; or (iv) such other time for the allowance of the exercise of SARs as may be recommended by the Committee and approved by the Board.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

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

For the three and six months ended June 30, 2011 and 2010, the dilutive earnings (loss) per common share does not include the dilutive effect of 9,891 and 75,337 non-vested restricted shares, respectively, and 12,800 and 381,514 warrants, respectively, and excludes all outstanding stock options of 499,020 and 36,805, respectively, due to the Company reporting losses from continuing operations.

NOTE 13– SUBSEQUENT EVENTS

On August 2, 2011, the Company completed the acquisition of a 60% interest (the “Closing”) in Cimcorp, Inc., (“Cimcorp”) pursuant to the terms of the Stock Purchase Agreement (the “SPA”), as amended, among the Company,  Cairene Investments, Ltd. (the “Seller”), and certain shareholders  (the “Shareholders”), Cimcorp, Cimcorp Comércio Internacional E Informática S.A., a Brazilian sociedade anônima, Cimcorp Comércio E Serviços Tecnológicos E Informática Ltda., a Brazilian limitada, and Cimcorp USA, LLC, a Florida limited liability company.

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,862 USD), Eight Million Brazilian Reais ($5,112 USD) which was paid in cash and Nine Million Brazilian Reais ($5,750 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company.

Pursuant to the terms of the SPA, the Company will purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cayman Co (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,750 USD), which purchase price shall be subject to certain adjustment to the Brazil CPI index provided that such adjustment shall be capped at 7%. The Company shall have the right to purchase an additional 20% of the shares of Cayman Co at any time during the 12 and 24 month anniversary of the initial closing at a purchase price of Nine Million Brazilian Reais ($5,750), subject to certain adjustments as set forth in the SPA. The Seller shall have the right to elect to have the Company purchase the remaining 20% of the shares of Cayman Co. (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co, the purchase of Tranches A and B shall be accelerated.

On July 29, 2011, the Company entered into a Commercial Financing Agreement (the “CFA”) with Porter Capital Corporation (“Porter Capital”) whereby Porter Capital can purchase a maximum of $3,000,000 of the Company’s eligible accounts receivable without recourse. The term of the CFA is for a period of two years, with automatic one-year extensions at the option of the Company and interest payable at the prime rate plus 2% on an annualized basis charged daily and due monthly. Under the terms of the CFA, a default shall be deemed to have occurred upon the occurrence of certain events specified in the CFA including, but not limited to (i) the Company’s failure to pay any indebtedness or obligation to Porter Capital when due, (ii) breach of any term, provision, warranty or representation under the CFA or any agreement between the Company and CapitalPartners Leasing, LLC and/or Porter Bridge Loan Company, Inc. (“Porter Bridge”) or any obligation of the Company to CapitalPartners Leasing, LLC and/or Porter Bridge, (iii) any insolvency, bankruptcy, or dissolution of the Company or any guarantor, or (iv) the occurrence of a default in connection with the Company’s obligations to Knox Lawrence International, LLC (“KLI”), as Agent, on behalf of the Purchasers under the Securities Purchase Agreement (defined below). The Company’s CEO, Nana Baffour and its CFO, Johnson Kachidza, are the managing principals of KLI.

In connection with the CFA, the Company entered into a Security Agreement, pursuant to which the Company granted a security interest to Porter Capital in all their accounts receivable and, essentially, all of their other assets. In addition, the Company executed a Performance Covenant and Waiver, guaranteeing the performance by the Company of its obligations under the CFA.  Also, as part of the financing with Porter Capital, the Company borrowed from Porter Capital $244,000, represented by a one-year Promissory Note with interest accruing at prime plus 10.75%.  As security under the Promissory Note, the Company granted Porter Bridge a first lien mortgage encumbering improved real property located in Pittsburgh, Pennsylvania (the “Pittsburgh Property”).

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 29, 2011, the Company entered into a Security Purchase Agreement (the “Security Purchase Agreement”) for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes (the “Notes”) and 1,500,000 shares of common stock of the Company.  Each purchaser can purchase 33,333 shares at $.01 per share for each $100 note purchased.  The fair value of the shares will be recorded as a debt discount and accreted using the effective interest method over the term of the Notes.  Interest shall accrue at a rate of 16% per annum and is payable quarterly on July 31, October 31, January 31 and April 30 of each year commencing on July 31, 2012. Through August 15, 2011, the Company sold $1,900 of notes and 633,331 shares of the Company’s common stock of which KLI and Quotidian Capital, LLC (“Quotidian”), an entity of which Nana Baffour, the Company’s CEO and Johnson Kachidza, the Company’s CFO are each managing principals. Pursuant purchased an aggregate of $1,475 in subordinated secured promissory notes (the “Notes”) and 491,667 shares of common stock of the Company.  The notes provide for payment of interest in the amount of 16% per annum with interest payable quarterly on July 31, October 31, January 31 and April 30 each year until the note is paid in full. The unpaid principal balance and all accrued but unpaid interest are due and payable on the earlier of (i) the consummation of a Company Equity Offering or (ii) on July 31, 2013. KLI and Quotidian purchased shares at an agreed upon 33,333 shares at $.01 per share for each $100,000 note purchased.  Under the terms of the notes, a default shall be deemed to have occurred upon occurrence of certain events specified in the Notes including, but not limited to (i) the failure of the Company to make any required payment of principal and interest due under the Notes more than five days after such payment is due ; (ii) the filing of a petition by the Company seeking to avail itself of the protection of any federal or state bankruptcy, insolvency, or similar law or the initiation of any such proceeding against the Company which is not dismissed within sixty days following the filing thereof; (iii) the making of a general assignment by the Company for the benefit of the Company’s creditors; or (iv) the Company’s consent to any material modification of the loan with Porter Capital including any increase in the total principal amount outstanding of such loan to an excess of $3.2 million and any increase in the interest rates of such loan.

The Company entered into a Registration Rights Agreement with each Purchaser, pursuant to which the Company granted each Purchaser piggy back registration rights with respect to the shares purchased pursuant to the Security Purchase Agreement.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" discussed in our Annual Report on Form 10-K which was filed with the SEC on April 4, 2011. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

As of June 30, 2011, Midas Medici has 107 employees located in the United States and Europe.  Midas Medici is headquartered in New York City with regional offices in Cary, NC, Albuquerque, NM, and maintains international operations through its office in Brno, Czech Republic.

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

On May 3, 2011, the acquisition of WUI was completed in an all-stock transaction.  With its proprietary technology, WeatherWise specializes in providing customized consumer energy products including SetYourBill SM payment systems, WeatherProofBill® fixed bill and capped bill products, EnerCheck® energy efficiency and carbon footprint reporting, and billing support services. The acquisition of WeatherWise and its sophisticated software and analytical capabilities will allow Midas to more effectively increase participation in the digitization of the electrical grid and offerings of energy efficient IT infrastructure for data centers while enhancing the Company’s future growth potential.  As part of the merger, WeatherWise will be rebranded “UtiliPoint Analytics,” allowing Midas to further leverage its Consonus and UtiliPoint brands as it sets out to monetize WeatherWise’s intellectual property and sophisticated technologies.

On June 8, 2011, Midas Medici completed its acquisition of the assets of Energy Hedge Fund Center, LLC (“EHFC”), a web portal and community for clients interested in hedge funds in the energy and commodity sectors, in a stock, cash and forgiveness of debt transaction. The Company issued 1,430 shares of its common stock in relation to this transaction.

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

Cost of revenues

Our cost of revenues consist of personnel costs, cost of sales from vendors with whom we are reselling their hardware and software, allocated lease and building costs, electricity costs and bandwidth. Payroll costs are expected to increase as employees are given increased compensation based on merit. We also expect our other costs (such as cost of revenue of hardware and software, electricity and bandwidth) to increase as we increase our revenues. We are expecting electricity costs to increase with expected rate increases charged by our power suppliers. We have also recently signed several new customer bandwidth contracts that will require us to increase our bandwidth usage. However, this increase in usage also allows us to negotiate better pricing on a per unit basis. Cost of revenues also consist of costs incurred to provide services to clients, the most significant of which are employee salaries and benefits, reimbursable project expenses associated with fringe benefits, all relating to specific client engagements. Cost of revenues also include the costs of subcontractors and outside consultants, third-party materials and any other related cost of revenues, such as travel expenses.

Selling, general and administrative

Our selling expenses consist primarily of compensation and commissions for our sales and marketing personnel. They also include advertising expenses, trade shows, public relations and other promotional materials. General and administrative expenses include personnel compensation and related personnel costs, professional services not allocated to other areas, insurance fees, franchise and property taxes, and other expenses not allocated to cost of revenue. We also anticipate that we will incur additional expenses related to professional services and insurance fees necessary to meet the requirement of being a public company.  Selling, general and administrative (“SG&A”) expenses include our management, facilities and infrastructure costs, as well as salaries and associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance and executive and senior management.

Results of Operations

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Three months ended June 30, 2011 compared to three months ended June 30, 2010 (dollars in thousands)

	Three Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues
Data center services and solutions	$7,102	$7,891
IT infrastructure services	1,483	865
IT infrastructure solutions	6,603	6,474
Totals	15,188	15,230

Operating expenses:
Data center services and solutions	4,821	5,115
IT infrastructure services	887	603
IT infrastructure solutions	5,079	4,974
Selling, general and administrative expenses	4,971	4,929
Depreciation and amortization expense	830	826
Impairment loss - Goodwill	-	16,261
Totals	16,588	32,708

Loss from continuing operations	(1,400)	(17,478)
Other income	345	-
Interest expense, net	(125)	(568)

Loss before income tax expense	(1,180)	(18,046)
Income tax benefit	(417)	(346)

Loss from continuing operations	(763)	(17,700)

Income from discontinued operations	-	805
Income tax expense	-	346
Income from discontinued operations		459

Net loss	(763)	(17,241)

Less: Net loss attributable to non-controlling interest	-	-

Net loss attrinutable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(763)	$(17,241)

 Revenues. Revenues for the three months ended June 30, 2011 were $15,188, compared to $15,230 for the three months ended June 30, 2010. The decrease in revenues was primarily due to decreased data center services and solutions related to the Company’s inability to sell renewal support for Sun product offset by the Company's clients’ increased spending on infrastructure services as a result of the Company’s merger with Utilipoint, increased spending on infrastructure solutions (primarily a sale of approximately $700 to a new customer)..

Cost of revenues. Cost of revenues for the three months ended June 30, 2011 were $10,787, or 71% of revenue, compared to $10,692 or 70% of revenue, for the three months ended June 30, 2010. The increase in our margins are a result of increased vendor rebates in addition to increased Infrastructure Solutions revenues which is supported by a fixed labor cost.  An increase in revenue based on the same cost structure results in increased margins.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2011 were $4,971, compared to $4,929 for the three months ended June 30, 2010. Selling, general and administrative expenses increased slightly primarily due to increased acquisition expenses of approximately $300 offset by a decrease in payroll expenses of approximately $210.

Operating loss. For the three months ended June 30, 2011, losses from continuing operations totaled $1,400, compared to an operating loss from continuing operations of $17,478 for the three months ended June 30, 2010. Loss from operations decreased primarily due to a goodwill impairment charge of $16,261 that was recognized in June 2010.

Other income. Other income for the three months ended June 30, 2011 was $345 and consists of a referral fee that the Company has earned.

Interest and tax expense. For the three months ended June 30, 2011, interest expense was $125, compared to $568 for the three months ended June 30, 2010. The decrease in interest expense is a result of a reduction in debt of $24,766. Tax provisions for continuing operations for the three months ended June 30, 2011 resulted in a tax benefit of approximately $417 and approximately $346 for the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010 (dollars in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues
Data center services and solutions	$14,168	$15,439
IT infrastructure services	2,335	1,762
IT infrastructure solutions	11,522	9,626
Totals	28,025	26,827

Operating expenses:
Data center services and solutions	9,679	10,228
IT infrastructure services	1,501	1,224
IT infrastructure solutions	9,135	7,426
Selling, general and administrative expenses	9,284	9,982
Depreciation and amortization expense	1,555	1,667
Impairment loss - Goodwill		16,261
Totals	31,154	46,788

Loss from continuing operations	(3,129)	(19,961)
Other income	345	-
Interest expense, net	(266)	(1,099)

Loss before income tax expense	(3,050)	(21,060)
Income tax benefit	(1,175)	(731)

Loss from continuing operations	(1,875)	(20,329)

Income from discontinued operations	-	1,700
Income tax expense	-	731
Income from discontinued operations		969

Net loss	(1,875)	(19,360)

Less: Net loss attributable to non-controlling interest	-	-

Net loss attrinutable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(1,875)	$(19,360)

Revenues. Revenues for the six months ended June 30, 2011 were $28,025, compared to $26,827 for the six months ended June 30, 2010. The increase in revenues was primarily due to Company's clients’ increased spending on infrastructure solutions and services.  The increase in infrastructure services was primarily due to revenues derived from the Utilipoint acquisition of $419. In addition, infrastructure solutions revenue from a new customer accounted for $1,074 of the increase in that product line.

Cost of revenues. Cost of revenues for the six months ended June 30, 2011 were $20,315, or 72.5% of revenue, compared to $18,879 or 70.4% of revenue, for the six months ended June 30, 2010. The decrease in our margins as a percentage of revenue are a result of reductions in higher margin product sales in addition to a large product deal that occurred in 2011. Product sales result in lower margins than do service contracts or consulting sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2011 were $9,284, compared to $9,982 for the six months ended June 30, 2010. Selling, general and administrative expenses decreased primarily due to decreased compensation of $1,127 as a result of a reduction in headcount offset by increased acquisition related costs of $805.

Operating loss. For the six months ended June 30, 2011, losses from continuing operations totaled $3,129, compared to an operating loss of $19,961 for the six months ended June 30, 2010. Loss from continuing operations decreased primarily due to a goodwill impairment charge that was recognized in June, 2010.

Other income. Other income for the six months ended June 30, 2011 was $345 and consists of a referral fee that the Company has earned.

Interest and tax expense. For the six months ended June 30, 2011, interest expense was $266, compared to $1,099 for the six months ended June 30, 2010. The decrease in interest expense is a result of a reduction in debt of $24,766. Tax provisions for the six months ended June 30, 2011 resulted in a tax benefit of $1,175 and $731 related to continuing operations for the six months ended June 30, 2010.

Liquidity and Capital Resources (dollars in thousands)

At June 30, 2011, we had cash and cash equivalents of $851 and working capital deficiency of $8,778, excluding prepaid data center costs and deferred revenue.

Cash flow used in operations was $3,688 for the six months ended June 30, 2011 and cash generated by operations was $2,313 for the six months ended June 30, 2010. The increase in cash flow used by operations resulted from the net loss from operations of $1,875 which is primarily due to federal, state and franchise taxes, acquisition expenses and payment of vendor related and other liabilities. Additionally, the Company used $3,588 for payments to vendors for the six months ended June 30, 2011 versus cash provided related to an increase in accounts payable of $368 for the six months ended June 30, 2010.  Additionally, the Company recognized a decrease in accrued liabilities of $1,487 for the six months ended June 30, 2011 versus an increase of $1,009 for the same period ended 2010. The decrease in accrued expense was primarily due to the payment of accrued legal, audit and interest expense.

Net cash used in investing activities was $54 and $507 for the six months ended June 30, 2011 and 2010, respectively.

Cash used in financing activities was $428 and $1,749 for the six months ended June 30, 2011 and 2010, respectively. The decrease is a result of reduced financing activity during the six months ended June 30, 2011 primarily related to payment of $436 on long term-debt versus payments of $1,363 for the six months ended June 30, 2010. The Company had a reduction in debt outstanding of $24,766 for the period ended June 30, 2011 as compared to June 30, 2010.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and, accordingly, no adjustments have been made to recorded amounts that might result from the outcome of this uncertainty. Our accumulated deficit at June 30, 2011 was $15,684, and we incurred a net loss of $1,875 for the six months ended June 30, 2011.  On June 30, 2011, we had working capital deficit of $13,281.

While we have raised funds to meet our working capital and financing needs in the past, additional financing may be required in order to conduct operations and implement our acquisition strategy over the next twelve months. We expect to raise sufficient capital resources to meet our projected cash flow deficits through the next twelve months.  We cannot predict whether this new financing will be in the form of equity or debt. There can be no assurance that additional funds will be available on terms acceptable to the Company and its stockholders, or at all.

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

Impact of our initial public offering

In February 2010, we completed an initial public offering pursuant to which we sold 256,000 shares of common stock for gross proceeds of $1,280,000 (net proceeds available to the Company after deducting underwriting discount and commissions was $1,177,600). Over the long term, our results of operations will be affected by the costs of being a public entity, including changes in board and executive compensation, the costs of compliance with the Sarbanes-Oxley Act of 2002, the costs of complying with the Security Exchange Commission (“SEC”) requirements, and increased insurance, accounting and legal costs. These costs are not reflected in our historical results for periods prior to becoming a public company.

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

The Company also generates revenue from it Bundled Service Agreements (“BSA”). BSAs are packages of services that clients subscribe to, typically on an annual contract basis.  BSA revenue is recognized over the subscription period, or in the case of corporate contracts as the hours is utilized, reflecting the pattern of provision of service.

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

Revenue also consists of monthly fees for data center services and solutions including managed infrastructure and managed services and is included within “data center services” revenue in the accompanying consolidated statements of operations. Revenue from managed infrastructure and managed services is billed and recognized over the term of the contract which is generally one to six years. Installation fees associated with managed infrastructure and managed services revenue is billed at the time the installation service is provided and recognized over the estimated term of the related contract or customer relationship. Costs incurred related to installation are capitalized and amortized over the estimated term of the related contract or customer relationship.

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

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2010 (as described in the Company's form 10-K) which has not been fully remediated as of June 30, 2011, we have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective.

(b) Changes in internal controls

During our fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Midas Medici Group Holdings, Inc.

August 15, 2011	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)