Form 10-Q
period 2011-09-30
Midas Medici Group Holdings, Inc.
filed 2011-11-17
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 9,842,158 shares of the issuer's common stock outstanding as of November 16, 2011.

MIDAS MEDICI GROUP HOLDINGS, INC.

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands except share amounts)

	September 30,	December 31,
ASSETS	2011	2010
	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$1,392	$5,030
Accounts receivable - trade, net of allowance for doubtful accounts of $1,632 and $310, respectively	16,884	11,139
Lease payments receivable, current	2,480	-
Lease payments receivable - Westcon	4,106	-
Inventories	1,495	-
Recoverable taxes, current	3,521	-
Deferred costs, current	8,803	9,298
Deferred tax assets, net	647	622
Prepaid expenses and other current assets	2,957	1,278
Total current assets	42,285	27,367

Property and equipment, net	6,891	5,474
Accounts receivable - trade, long-term	107	-
Lease payments receivable, long-term	2,122	-
Lease payments receivable - Westcon, long-term	11,612	-
Recoverable taxes, long-term	2,348	-
Inventories, long-term	311
Goodwill	30,067	3,765
Other intangible assets, net	20,564	9,022
Other assets	613	-
Deferred costs, net of current portion	4,008	860

Totals	$120,928	$46,488

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,541	$14,643
Accrued liabilities	7,467	5,042
Westcon capital lease	2,612	-
Capital leases	2,990	-
Current maturities of long-term debt	12,842	2,238
Current portion of deferred revenue	13,422	14,887
Deferred purchase price	4,624	-
Purchase price contingency	1,945	-
Total current liabilities	69,443	36,810

Long-term debt, net of current maturities and debt discount of $1,030	7,801	79
Westcon capital lease, net of current maturities	7,285	-
Capital leases, net of current maturities	333	-
Deferred revenue, net of current portion	6,029	1,290
Other long term liabilities	7,823	-
Deferred tax liabilities	2,701	2,551
Total liabilities	101,415	40,730

Commitments and contingencies

Redeemable noncontrolling interest	3,686	-

Stockholders' Equity:

Preferred stock $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 9,875,491 issued and outstanding at September 30, 2011 and 4,808,167 issued and outstanding as of December 31, 2010	10	5
Additional paid-in capital	30,721	19,598
Accumulated deficit	(16,407)	(13,809)
Accumulated other comprehensive income (loss)	1,503	(36)
Total stockholders' equity	15,827	5,758

Totals	$120,928	$46,488

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except, share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Data center services and solutions	$10,997	$7,842	$25,165	$23,281
IT infrastructure services	1,141	1,003	3,476	2,766
IT infrastructure solutions	11,788	2,876	23,310	12,502
Totals	23,926	11,721	51,951	38,549

Operating expenses:
Data center services and solutions	8,191	5,143	17,870	15,372
IT infrastructure services	833	664	2,334	1,888
IT infrastructure solutions	7,326	2,479	16,461	9,904
Selling, general and administrative expenses	9,657	3,868	18,941	13,851
Depreciation and amortization expense	1,415	817	2,970	2,485
Impairment loss - goodwill	-	-	-	16,261
Totals	27,422	12,971	58,576	59,761

Operating loss	(3,496)	(1,250)	(6,625)	(21,212)

Gain on change in fair value of purchase price contingency	1,648	-	1,648	-
Other income	315	-	660	-
Interest expense, net	(1,182)	(634)	(1,448)	(1,733)
Foreign currency transalation gain	1,564	-	1,564	-

Loss before income tax expense	(1,151)	(1,884)	(4,201)	(22,945)
Income tax benefit	360	28	1,535	28

Loss from continuing operations	(791)	(1,856)	(2,666)	(22,917)

Income from discontinued operations	-	643	-	2,343

Consolidated net loss	(791)	(1,213)	(2,666)	(20,574)

Less: Net loss attributable to noncontrolling interest	(68)	-	(68)	-

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(723)	$(1,213)	$(2,598)	$(20,574)

Income (Loss) per share:
Continuing operations - basic and diluted	$(0.08)	$(0.44)	$(0.36)	$(5.40)
Discontinued operations - basic and diluted	-	0.15	-	0.55
Loss per common share - basic and diluted	$(0.08)	$(0.29)	$(0.36)	$(4.85)

Weighted average number of common shares
outstanding - basic and diluted	9,148,117	4,259,195	7,119,843	4,238,834

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2011
(in thousands, except share amounts)
Unaudited
							Accumulated
							Other	Total
			Additional			Accumulated	Comprehensive	Stockholders'
	Common Stock		Paid-in Capital	Treasury Stock		Deficit	Income (Loss)	Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2010	4,808,167	$5	$19,598	-	$-	$(13,809)	$(36)	$5,758

Stock-based compensation			903					903

Stock issuance in settlement of debt	354,047		1,147					1,147

Stock issuance for Energy Hedge Fund Center acquisition	1,430		5					5

Stock issuance for Weather Wise acquisition	126,245		268					268

Stock issued in connection with subordinated secured promissory notes	666,664	1	1,123					1,124

Stock issued in connection with the Cimcorp Inc. acquisition	1,297,022	1	2,243			-		2,244

Employee stock grant	35,400	-	84					84

Effect of reverse merger adjustments	3,011,516	3	5,350	(425,000)	-		-	5,353

Cancellation of treasury stock	(425,000)			425,000

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	-	-	-	-	-	(2,598)	-	(2,598)

Gain on foreign currency translation	-	-	-	-	-	-	1,539	1,539

Balance at September 30, 2011	9,875,491	$10	$30,721	-	$-	$(16,407)	$1,503	$15,827

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Operating activities:
Consolidated net loss	$(2,666)	$(20,574)
Adjustments to reconcile consolidated net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,970	3,555
Amortization of debt discount	94	-
Impairment charge	-	16,261
Noncash interest	-	273
Stock-based compensation	987	266
Gain on change in fair value of purchase price contingency	(1,648)	-
Amortization of discount	249	-
Foreign currency translation gain	(1,564)	-
Deferred income taxes	(1,605)	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,897	6,934
Inventories	(1,223)	-
Deferred support costs and other current assets	3,826	2,694
Other assets	(1,324)	-
Accounts payable	1,680	(46)
Accrued liabilities	(5,718)	(1,936)
Deferred revenue	(3,120)	(5,258)
Net cash (used in) provided by operating activities	(3,165)	2,169

Investing activities:
Cash paid for business acquisitions	(5,150)	-
Capital expenditures	(190)	(754)
Cash received from business acquisitions	236	-
Net cash used in investing activities	(5,104)	(754)

Financing activities:
Proceeds from line of credit	3,042	6,018
Payments on line of credit	-	(5,294)
Proceeds from debt	2,561	490
Repayments on long-term debt	(950)	(2,439)
Repayment of loan fees	-	(52)
Repurchase of common stock	-	(133)
Net cash provided by (used in) financing activities	4,653	(1,410)

Effect of exchange rate changes on cash	(22)	-

Net (decrease) increase in cash and cash equivalents	(3,638)	5
Cash and cash equivalents at beginning of period	5,030	501

Cash and cash equivalents at end of period	$1,392	$506

Supplemental disclosure of cash flow information:
Interest paid	$400	$2,279
Income taxes paid	$1,034	$-

Non-cash transactions:
Common stock issued in connection with business acquisitions	$7,865	$-
Common stock issued in settlement of notes payable	$1,147	$-
Common stock for asset acquisition	$5	$-

See accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements of Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc. and its wholly owned subsidiaries Consonus Technologies, Inc. (“Consonus”), Strategic Technologies, Inc. (“STI”), UtiliPoint International, Inc. (“UTP”), UtiliPoint Analytics, Inc. (“UTPA”), formerly known as WeatherWise Holdings, Inc. (“WUI”) and its majority-owned subsidiaries Cimcorp Comйrcio Internacional e Informбtica S.A., (“Cimcorp SA”), Cimcorp USA, LLC, (“Cimcorp USA”) and Intelligent Project, LLC (“IP”) (collectively “Midas Medici” and the “Company”)  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The December 31, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Form 8-K/A filed with the SEC on April 26, 2011. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 8-K/A filed with the SEC on April 26, 2011.

Description of Business

Midas Medici is a global green Information Technology (“IT”) company that supplies mid-sized and select enterprises and institutions with leading-edge IT solutions in the fields of virtualization, cloud computing, infrastructure as a service, and data management, as well as working with utilities and other institutions to transform the electric grid through digital technologies. Midas serves its client base of over 900 customers through its Consonus, Cimcorp SA, a Brazilian sociedade anônima, UTP, and UTPA, “formerly known as WeatherWise Holdings, Inc. or WUI”, brands.

Liquidity

Our accumulated deficit at September 30, 2011 was $16,407, and we incurred a consolidated net loss of $2,666 for the nine months ended September 30, 2011.  On September 30, 2011, we had working capital deficit of $27,158, including $13,422 in current deferred revenue and $8,803 in current deferred costs.

We expect that our cash flow from operations and our existing financing relationships will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders and there can be no guarantee that we will be successful in raising those additional funds on terms that are acceptable to us. Bank financings may include covenants that impose significant operating and financial restrictions on us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are used in determining, among other items, the assessment of recoverability of long-lived assets; the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions); allowance for doubtful accounts; the valuation of the debt discount; valuation of acquired goodwill and intangibles; and, the valuation and recognition of stock-based compensation. Accordingly, actual results could differ from those estimates.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

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

The Company sells equipment under capital lease arrangements. The Company uses the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 840, Leases, to evaluate whether an arrangement is a lease and to determine classification of the capital lease as either sales-type or direct financing.  The Company has determined that its capital leases are sales-type leases, otherwise the lease is classified as an operating lease. For sales-type leases, the revenue allocated to the equipment is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the equipment has been installed and (ii)  receipt of the written customer acceptance certifying the completion of installation, provided collectability is reasonably assured.  The initial revenue recognized for sales-type leases consists of the present value of future payments computed at the interest rate implicit in the lease.  The determination of the fair value of the leased equipment requires judgment and can impact the split between revenue and finance income over the lease term.

The Company had entered into certain sales-type leases with customers, in which the underlying equipment was initially procured using a capital lease financing that restricted the Company from transferring title or ownership. In these situations, the Company has deferred the revenue and cost related to the sales-type lease until the initial capital lease financing obligation was satisfied and/or title could be transferred.

In arrangements that include multiple elements, including software licenses, maintenance and/or professional services, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand alone value and delivery of the undelivered element is probable and within our control.  The Company determines the best estimated selling price or ESP of each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its vendor specific objective evidence or VSOE, if available, third party evidence TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method.

Consulting services revenue is recognized as the services are rendered. Revenues generated from fixed price arrangements are recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours. For fixed price contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.  Consulting services rendered under time and materials contracts are billed at a set hourly rate.  Project related expenses are passed through at cost to clients. Revenue from time and materials contracts are recognized as billed (clients are billed monthly) unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

The Company also generates revenue from it Bundled Service Agreements (“BSA”) and its events and sponsorships, both of which are less than 5% of consolidated revenues. BSAs are packages of services that clients subscribe to, typically on an annual contract basis.  The Company hosts events such as conferences.  These events include revenues from sponsorships and registration fees which are recognized in the month of the event.

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
(Dollar amounts in thousands)

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

The Company’s deferred revenue consists of amounts received from or billed to clients in conjunction with maintenance contracts, time and material and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables and for sales type leases in which the underlying equipment was procured using a capital lease financing that restricts the company from transferring title or ownership.

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

Concentration of Credit Risk, Supply Risk and Economic Conditions

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits.  No customers comprised more than 10% of consolidated accounts receivable as of September 30, 2011.

Approximately 75% and 99%, respectively, of the Company's hardware and software purchases for the nine months ended September 30, 2011 and 2010 were from one vendor and approximately 32% and 77% of accounts payable at September 30, 2011 and December 31, 2010, respectively, were due to this vendor.

At September 30, 2011, approximately 64 % of our assets were located in our Brazil subsidiary.  In addition, approximately 22% of our revenues for 2011 (Cimcorp SA’s revenue for August and September) were derived from our operations in Brazil.  Our business is thus particularly sensitive to any of the risks associated with operating in Latin America discussed in this section to the extent they arise or manifest themselves in Brazil.  Our operations and investments in Brazil (including the revenues generated by these operations, their market value and the dividends and management fees expected to be received therefrom) are subject to various risks linked to the economic, political and social conditions of these countries.

Deferred Costs

Deferred costs represent the unused portion of the maintenance support the Company has contracted with software and hardware vendors. These costs are amortized to costs of data center services ratably over the term of the related contracts. Deferred data center services costs also represent costs incurred related to installation of customers in our data centers and are capitalized and amortized over the estimated life of the customer relationship. These costs are amortized to costs of infrastructure solutions.   Additionally, some of the Company’s lease agreements with financial institutions only allow title to transfer to the Company after all payments have been made. As such, the Company defers the costs related to lease agreements that are subleased to its clients until the initial capital lease financing obligation is satisfied and/or title is transferred.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The Company’s inventories consist primarily of consigned inventory held at customer locations in Brazil.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Recoverable Taxes

According to Brazilian Tax Rules, all corporations are subject to corporate income and social contribution federal taxes .

When a corporation renders services or sells goods to a federal entity, the federal entity upon paying the corporation for the services rendered or goods acquired, withholds part of the payment as a prepayment for the following federal taxes:  PIS (turnover or sales tax), COFINS (social contribution taxes on gross revenues), CSLL (social contribution taxes on net profits) and IRPJ (corporate income tax). The withholding rates applicable to each tax are: (a) PIS: 0.65%; (b) COFINS: 3%; (c) CSLL: 1% and (d) IRPJ: 1.2% (acquisition of goods) or 4.8% (rendering of services).  The amounts of these withholding taxes correspond to a fraction of the total amount due by the Company of the same taxes for Social Contribution Taxes and Corporate Income Taxes. These amounts of withholding taxes paid upfront are an initial and partial payment of the same taxes, and will be deductible from the total amount of the same federal taxes due by Cimcorp SA within the taxable period.  The Company is allowed to offset these amounts previously withheld while doing business with a federal entity against any federal taxes payable by the company each month. These amounts previously withheld by the federal entity and later applied to the company’s federal taxes payable are referred to as recoverable taxes.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	30-40 years
Computers, software and equipment	3-15 years
Office furniture and equipment	2-10 years

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
(Dollar amounts in thousands)

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

See Note 11 for further discussion of the Company’s accounting for income taxes.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company has one reportable business segment which is operated in three geographic locations. Those geographic segments are the United States, Brazil and the Czech Republic.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest consists of the 20% portion of Cimcorp that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Since redemption of the noncontrolling interest is outside of the Company’s control, these interests are presented on the Condensed Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interests.” See Note 2 for additional information regarding redeemable noncontrolling interest.

Noncontrolling Interest

Noncontrolling interests in net income (loss) are presented as a separate item in the condensed consolidated statements of operations.  Noncontrolling interest consists of the minority-owned portions of the Company’s majority-owned subsidiaries, IP and Cimcorp.  At September 30, 2011 and December 31, 2010, the carrying value of the noncontrolling interest was $3,686 and $0, respectively.

Discontinued Operations

The unaudited condensed consolidated financial statements and accompanying notes included in these financial statements include disclosure of the results of operations for the Utah based data center assets which were sold on October 1, 2010.  Accordingly, the results of operations related to these assets have been classified as discontinued operations in the unaudited condensed consolidated statements of operations. See Note 10 for additional information regarding discontinued operations.

 Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations under the line item selling, general and administrative expense. The foreign currency transaction gain was $1,564 and $0 for the three months ended September 30, 2011 and 2010, respectively. The foreign currency transaction gain was $1,564 and $0 for the nine months ended September 30, 2011 and 2010, respectively. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s European and Brazilian subsidiaries, which are reported based on the applicable exchange rate in effect on the balance sheet date.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of "net income or loss" and "other comprehensive income (loss)."

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Comprehensive income (loss) attributable to the shareholders of the Company for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(723)	$(1,213)	$(2,598)	$(20,574)
Changes in foreign currency translation adjustments	1,543	-	1,539	-
Changes in fair value of securities held for sale	-	3	-	2
Comprehensive income (loss)	$820	$(1,210)	$(1,059)	$(20,572)

Reclassifications

Certain amounts in the condensed consolidated financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes. As discussed in Note 10, the Company has reclassified certain prior year amounts related to its discontinued operations.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited consolidated financial statements.

NOTE 2 – REVERSE ACQUISITION AND BUSINESS COMBINATIONS

Reverse Acquisition – Consonus Technologies, Inc

On February 28, 2011, Midas Medici completed the acquisition of Consonus pursuant to the terms of the Merger Agreement with Consonus, and MMGH dated as of April 30, 2010.  Pursuant to the Merger Agreement effective February 28, 2011, MMGH merged with and into Consonus and Consonus became Midas Medici’s wholly-owned subsidiary.

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, Consonus was identified as the acquiring entity and Midas as the acquired entity.   Under purchase accounting, the assets and liabilities of an acquired company (Midas Medici) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of Consonus and its subsidiaries alone. The financial statements as of December 31, 2010 and for the nine months ended September 30, 2011 and 2010 include the operations and cash flows of Consonus and its subsidiaries through February 28, 2011 and the combined operations and cash flows of Consonus and its subsidiaries and Midas after that date.

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

The Company has accounted for acquisition-related costs of $254 in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $5,236 has been allocated as follows (in thousands):

Cash	$9
Accounts receivable	185
Furniture, equipment and improvements	6
Goodwill	6,046
Content and databases	1,316
Trade name	529
Deferred tax assets	1,278
Customer base intangible asset	630
Other assets	28
Current liabilities	(2,538)
Related party notes	(1,288)
Deferred tax liabilities	(965)
Total purchase price	$5,236

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

Acquisition of WeatherWise Holdings, Inc.

On May 3, 2011, the Company completed its acquisition of WUI in an all-stock transaction consisting of 133,333 shares of the Company’s common shares valued at $2.01 per share. WUI is an analytical and data modeling software company that specializes in providing customized consumer energy products including SetYourBill (SM) payment systems, WeatherProofBill® fixed bill and capped bill products, EnerCheck® energy efficiency and carbon footprint reporting, and billing support services.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $268 has been allocated as follows (in thousands):

Cash	$16
Furniture, equipment and improvements	526
Current liabilities	(274)
Total purchase price	$268

Acquisition of Cimcorp, Inc.

On August 2, 2011, Midas Medici completed the acquisition of an 80% interest in Cimcorp, Inc. (“Cimcorp”).

Operating in Brazil since 1988, Cimcorp is primarily a Brazilian systems integrator that provides and manages information technology infrastructure solutions to private and government entities.  Cimcorp helps its customers to plan, build, support and manage their IT infrastructure, including performance management, business continuity and disaster recovery planning, outsourcing and infrastructure as a service.

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Brazilian Reais ($2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.  The 1,297,022 common shares include certain price protection features for the benefit of the former controlling shareholders (“Shareholders”).  The SPA provides that during the 75-day period (the “Sale Period”) after the 6-month anniversary of the initial closing per share, if the Shareholders desire to sell the common shares and do not receive at least $4.50 per share, the Shareholders shall have the right to receive from the Company the difference between the price they received per share and $4.50. In the event the Shareholders cannot sell the Shares during the Sale Period for at least $2.01 per share or are unable to sell their shares due to the Company’s failure to file its reports with the Securities and Exchange Commission, then the Shareholders shall be entitled to receive from the Company $4.50 per share in exchange for their Shares. The Shareholders are prohibited from selling the Shares for $2.00 or less. The fair value of this purchase price contingency amounting to $3,593 at the date of acquisition is remeasured each reporting period until the liability is settled.  During the three and nine months ended September 30, 2011, the Company recognized a gain on the change in fair value of the purchase price contingency of $1,648. The Company granted the Shareholders piggyback registration rights with respect to the Shares.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Pursuant to the terms of the stock purchase agreement, the Company will purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price shall be subject to certain adjustment to the Brazil CPI index provided, however, such adjustment shall be capped at 7%. As a result of this provision, the Company has recorded a liability of $5,395 (net present value at a 15% discount rate) for the obligation to purchase the additional 20% of the shares of Cimcorp and effectively holds an 80% interest in Cimcorp as of the acquisition date.

The Company has the right to purchase an additional 20% of the shares of Cimcorp at any time during the 12 and 24 month anniversary of the initial closing at a purchase price of Nine Million Brazilian Reais ($5,817 USD), subject to certain adjustments as set forth in the SPA. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. The Seller’s right to have the Company purchase the remaining 20% of the shares of Cimcorp, resulted in recognition of a redeemable noncontrolling interest in Cimcorp on the date of acquisition.

The Company has accounted for these acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. The preliminary allocation of the purchase price was based upon management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such valuation is subject to change.

The financial statements and related footnote disclosures presented for the period prior to the acquisition of a majority interest in Cimcorp, Inc., are those of Midas Medici excluding Cimcorp SA and Cimcorp USA (“Midas”). The financial statements as of December 31, 2010 and for the nine months ended September 30, 2011 and 2010 include the operations and cash flows of Midas through August 2, 2011 and the combined operations and cash flows of Midas, Cimcorp SA and Cimcorp USA after that date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $10,987 has been allocated as follows (in thousands):

Cash and cash equivalents	$211
Accounts receivable	5,937
Lease payment receivable	26,528
Taxes recoverable	6,562
Inventory	652
Customer relationships	9,621
Customer contracts	2,005
Goodwill	20,256
Fixed assets	1,270
Other assets	7,213
Accounts payable	(7,253)
Debt and capital leases	(30,862)
Deferred tax liabilities	(2,201)
Other liabilities	(19,257)
Total	20,682
Deferred purchase price	(5,395)
Redeemable noncontrolling interest	(4,300)
Purchase price	$10,987

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The purchase includes the assumption of gross accounts receivable totaling $7,558. The Company estimates that $1,621 of these receivables will not be collected. Therefore, the receivables are recorded at the estimated fair value of $5,937.

The Company does not expect the goodwill to be deductible for taxes purposes.

The total acquisition price of $10,987 consists of the following (in thousands):

Cash	$5,150
Common stock	2,244
Purchase price contingency	3,593
Total purchase price	$10,987

Below is a rollforward of the redeemable noncontrolling interest:

Redeemable noncontrolling interests at acquisition date	$4,300
Loss attributable to redeemable noncontrolling interests	(68)
Foreign currency translation gain	(656)
Amortization discount	110
Redeemable noncontrolling interests at September 30, 2011	$3,686

Below is a rollforward of the deferred purchase price:

Deferred purchase price at acquisition date	$5,395
Amortization discount	139
Foreign currency translation gain	(910)
Deferred purchase price at September 30, 2011	$4,624

Pro forma Results

The following table sets forth the unaudited pro forma results of the Company as if the above Merger and Acquisitions had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended		Nine Months Ended
	Sep-11	Sep-10	Sep-11	Sep-10

Total revenues	$28,352	$18,026	$85,695	$57,598
Net loss	$(1,607)	$(3)	$(4,577)	$(17,509)
Basic and diluted net loss per common share	$(0.17)	$-	$(0.52)	$(2.12)
Weighted average shares — basic and diluted	9,585,157	8,276,066	8,746,118	8,255,705

NOTE 3 – LEASE PAYMENTS RECEIVABLE

As of September 30, 2011 and December 31, 2010, amounts receivable under sales-type leases consisted of (in thousands):

Lease Payments Receivable Under Capital Leases	Amount
2012	$3,470
2013	1,465
2014	338
Total lease payments receivable under sales-type leases	5,273
Less amount representing interest	(671)
Net lease payments receivable under sales-type leases	4,602
Less current portion of lease payments receivable under sales-type leases	(2,480)
Long-term lease payments receivable under sales-type leases	$2,122

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

As of September 30, 2011 and December 31, 2010, lease payments receivable under Westcon sales-type leases consisted of (in thousands):

Lease Payments Receivable Under Westcon Leases	Amount
2012	$8,288
2013	6,519
2014	6,010
2015	3
Total lease payments receivable under Westcon leases	20,820
Less amount representing interest	(5,102)
Net lease payments receivable under Westcon leases	15,718
Less current portion of lease payments receivable under Westcon leases	(4,106)
Long-term lease payments receivable under Westcon leases	$11,612

Long term lease payments receivable results from product sales with extended payment terms or sales-type leases that are discounted to their present values at the prevailing market rates. The amounts due under these long-term lease payments receivable due within one year from the balance sheet date are reclassified to the current portion of lease payments  receivable

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2011 and December 31, 2010, property and equipment, net consisted of (in thousands):

	September 30,	December 31,
	2011	2010
Buildings	$4,494	$4,051
Land	1,150	1,150
Leasehold improvements	340	48
Computer software and equipment	8,018	2,079
Office furniture and equipment	1,178	634
Construction in process	114	114
Total property and equipment	15,294	8,076
Less accumulated depreciation	(8,403)	(2,602)

Total property and equipment, net	$6,891	$5,474

Depreciation expense from continuing operations for the three months ended September 30, 2011 and 2010 amounted to approximately $205 and $126, respectively, and for nine months ended September 30, 2011 and 2010 amounted to approximately $430 and $422, respectively.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2011 the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$26,393	$(9,312)	$17,081
Customer backlog	2,005	(186)	1,819
Developed technology	2,000	(2,000)	-
Content and databases	1,316	(132)	1,184
Trademark	9	(5)	4
Trade names	529	(53)	476
Total	$32,252	$(11,688)	$20,564

At December 31, 2010 the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$16,000	$(6,978)	$9,022
Customer backlog	-	-	-
Developed technology	2,000	(2,000)	-
Content and databases	-	-	-
Trademark	-	-	-
Trade names	-	-	-
Total	$18,000	$(8,978)	$9,022

Amortization expenses from continuing operations for the three months ended September 30, 2011 and 2010 amounted to approximately $1,210 and $691, respectively, and for the nine months ended September 30, 2011 and 2010 amounted to approximately $2,540 and $2,062, respectively.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:
Total
Balance, December 31, 2010	$3,765
Acquisitions	26,302
Balance, September 30, 2011	$30,067

The estimated future amortization expense of the definite-lived intangible assets as of September 30, 2011 are:

2012	$4,785
2013	4,387
2014	4,050
2015	3,781
2016	3,319
Thereafter	242
Total	$20,564

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of (in thousands):

	September 30, 2011	December 31, 2010

Accrued expenses	$2,939	$1,451
Interest	411	32
Other taxes payable	179	769
Related party payable	82	-
Customer prepayments	405	-
Accrued payroll expenses	2,196	947
Sales tax payable	350	148
Income taxes payable	904	1,695
Total	$7,466	$5,042

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 7 – LONG – TERM DEBT

As of September 30, 2011 and December 31, 2010, debt consists of (in thousands):

	September 30,	December 31,
	2011	2010

Bank mortgage note payable	$2,000	$2,088

Porter Capital Commercial Financing Agreement	3,042	-

Porter Capital Promissory Note	244	-

Certification Partners Promissory Note	403	-

Related party notes payable	291	-

Subordinated Secured Promissory Notes	1,950	-

Banco Itaú Working Capital Loan	1,873	-

Banco Safra Working Capital Loan	1,543	-

Banco Votorantim Working Capital Loan	1,826	-

Banco Bradesco Working Capital Loans	5,385	-

Banco do Brasil Working Capital Loan	1,829	-

Revolving Line of Credit	1,287	-

Other	-	229

Subtotal – Principal	21,673	2,317

Debt Discount	(1,030)	-
	20,643	2,317

Less current maturities of long-term debt	(12,842)	(2,238)

Total long-term debt	$7,801	$79

Bank Mortgage Note Payable

The note is payable in equal monthly installments of $23,526 with an interest rate at 8%.  The bank mortgage note is collateralized by a first deed of trust on Consonus’s office building, assignment of all leases and a security interest in all fixtures and equipment.   As of March 25, 2011, the bank provided a six month extension of the original maturity date from February 2011 to September 2011.  On September 9, 2011, the bank provided an additional three month extension of the maturity date from September 2011 to December 2011. As of September 30, 2011 and December 31, 2010 the balance outstanding for the bank mortgage note payable was $2,000 and $ 2,088, respectively.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Porter Capital Commercial Financing Agreement

On July 29, 2011, the Company entered into a Commercial Financing Agreement (“CFA”) with Porter Capital Corporation (“Porter Capital”) whereby Porter Capital can purchase a maximum of $3,000 of the Company’s eligible accounts receivable.  Under the CFA, Porter Capital typically advances to the Company 90% of the total amount of the accounts receivable factored.

The CFA was deemed to be a recourse factoring facility since the Company is obligated to repurchase any accounts receivable from Porter Capital at the end of 90 days.  Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

The term of the CFA is for a period of two years, with automatic one-year extensions at the option of the Company and interest payable at the prime rate plus 2% on an annualized basis charged daily and due monthly. In connection with the CFA, the Company entered into a Security Agreement, pursuant to which the Company granted a security interest to Porter Capital in all its accounts receivable and, essentially, all of its other assets. In addition, the Company executed a Performance Covenant and Waiver, guaranteeing the performance by the Company of its obligations under the CFA.

As of September 30, 2011 and December 31, 2010 the balance due on the CFA was $3,042 and $0, respectively.

Porter Capital Promissory Note

Also, as part of the CFA with Porter Capital, the Company borrowed $244 from Porter Capital, which was represented by a one-year Promissory Note with interest accruing at prime plus 10.75%, but not to fall below 14%. Interest is payable on the first day of the month beginning September 1, 2011 with accrued interest and the unpaid balance due August 1, 2012. As security under the Promissory Note, the Company granted Porter Capital a first lien mortgage encumbering improved real property located in Pittsburgh, Pennsylvania.

As of September 30, 2011 and December 31, 2010, the promissory note balance due was $244 and $0, respectively.

Certification Partners Promissory Note

On July 22, 2011, the Company entered into a promissory note payable for $400 with a rate of interest at 5%. The principal and accrued interest for the promissory note is due on December 19, 2011. As of September 30, 2011 and December 31, 2010, the balance due on the promissory note was $403 and $0, respectively.

Subordinated Secured Promissory Notes

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes (the “Notes”) and 1,500,000 shares of common stock of the Company.  Each purchaser purchased 33,333 shares at $.01 per share for each $100,000 promissory note purchased.  The fair value of the shares will be recorded as a debt discount and accreted using the effective interest method over the term of the promissory notes.  Through September 30, 2011, the Company sold $1,950 of notes and 666,664 shares of the Company’s common stock.

The face amount of the promissory notes of approximately $1,950 was reduced by debt discount of $1,124, resulting in an initial carrying value of $826.  The debt discount will be amortized over the term of the promissory notes (24 months) using the effective interest method. The notes provide for payment of interest in the amount of 16% per annum with interest payable quarterly on July 31, October 31, January 31 and April 30 each year until the note is paid in full. The unpaid principal balance and all accrued but unpaid interest are due and payable on the earlier of (i) the consummation of a Company Equity Offering, as defined in the promissory notes, or (ii) on July 31, 2013.

The promissory notes of approximately $1,950 are due as follows:

·
$1,525 payable to Knox Lawrence International, LLC (“KLI”) and Quotidian Capital, LLC (“Quotidian”), entities of which Nana Baffour, the Company’s CEO, and Johnson Kachidza, the Company’s CFO, are each managing principals. 508,333 shares of the Company’s common stock were issued per the agreement during the quarter and 16,667 shares are to be issued subsequent to the quarter end.

·	$125 payable to Fiducie Famille Alain Lambertwith 41,666 shares of the Company’s common stock issued per the agreement
·	$200 payable to Serge Beausoleil with 66,666 shares of the Company’s common stock issued per the agreement.
·	$100 payable to Claude Veillette with 66,666 shares of the Company’s common stock issued and per the agreement, 33,000 shares were retracted subsequent to the quarter end.

As of September 30, 2011, the balance due on the promissory notes was $1,950. During the three months ended September 30, 2011, the Company charged $94 to interest expense related to the amortization of the debt discount.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Related Party Notes Payable

In accordance with the reverse merger acquisition on February 28, 2011, the Company assumed $1,288 unsecured notes payable and $243 accrued liabilities due to current and former shareholders of Midas Medici. On April 6, 2011, Midas Medici satisfied the outstanding balance of the notes payable and accrued liabilities through a $370 promissory note, a payment of $490 and issuance of 331,825 shares of the Company’s common stock. The note is payable to KLI, an entity of which Nana Baffour, the Company’s CEO, and Johnson Kachidza, the Company’s CFO, are each managing principals.

The note bears an interest at a rate of 6% with minimum payments of $10.5 and matures on April 15, 2014. As of September 30, 2011, the balance outstanding was $291.

Banco Itaú Working Capital Loan

On July 27, 2009, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Itaú in the amount of US$ 1,883 (R$ 3,500) at an interest rate of 21.0% per annum. The loan is payable in 10 installments of $207 and matures in June 2012. This loan is guaranteed by Cimcorp’s accounts receivable.   In the event of a default, the amount due shall bear delinquent interest of 12% per annum and a late payment surcharge. As of September 30, 2011, the balance due on the promissory note was $1,873. The minimum payment is $188 per month.

Banco Safra Working Capital Loan

On June 21, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Safra in the amount of US$1,546 (R$ 2,868) at an interest rate of 100% of CPI index plus 7.4% per annum and a maturity date of March 2012.  This agreement is guaranteed by the accounts receivable related to certain client contracts. In the event of a default, the amount due shall bear a delinquent interest of 12% per annum and a fine of 2%.  As of September 30, 2011, the balance due on the promissory note was $1,543. The minimum payment is $64 per month.

Banco Votorantim Working Capital Loan

On October 15, 2010, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Votorantim in the amount of US$2,152 (R$4,000)  at an interest rate of 6.0% per year per annum and a maturity date of January 30, 2014.  This loan is guaranteed by Cimcorp’s accounts receivable.  As of September 30, 2011, the balance due on the promissory note was $1,826. The minimum payment is $65 per month.

Banco Bradesco Working Capital Loans

On April 13, 2010, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Bradesco in the amount of US$209 (R$ 388) at an interest rate of 16.4% per year per annum and a maturity date of April 2014.  This loan is guaranteed by Cimcorp’s accounts receivable.  As of September 30, 2011, the balance due on the promissory note was $185. The minimum payment is $6 per month.

Additionally, on November 29, 2010, Cimcorp, secured another working capital loan from Banco Bradesco in the amount of US$6,456 (R$ 12,000) at an interest rate of 6.8% per year per annum and a maturity date of November 28, 2014.  This loan is also guaranteed by Cimcorp’s accounts receivable. As of September 30, 2011, the balance due on the promissory note was $5,200. The minimum payment is $137 per month.

Banco do Brasil Working Capital Loan

On September 9, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco do Brasil in the amount of US$1,829 (R$ 3,400) at an interest rate of 18.9% per year per annum maturing in August 2014. This loan is guaranteed by Cimcorp’s accounts receivable. As of September 30, 2011, the balance due on the promissory note was $1,829. The minimum payment is $610 per month.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Revolving Line of Credit

Cimcorp has the option of using an unsecured revolving line of credit linked to its bank accounts.  As of September 30, 2011, the Company had the following outstanding amounts in its revolving line:

September
30, 2011
Banco do Brasil, $810 with interest rate at 5.6%	$810
Banco Safra, $269 with interest rate at 59.2%	269
Banco Bradesco, $208 with interest rate at 11.6%	208
$1,287

Subordinated Debenture

Also assumed in the reverse merger was a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447.  The Debenture provided for payment of interest in the amount of 12% per annum. The Debenture was due to mature on January 1, 2010 but was extended through September 30, 2010. The Company negotiated to settle the amounts owed in 2011. The Company settled the Debenture with a payment of $250 and the issuance of 22,222 shares of the Company’s common stock. There was no balance outstanding as of September 30, 2011.

NOTE 8 – CAPITAL LEASES

Cimcorp enters into certain capital lease arrangements with financial institutions (Banco do Brasil, Bradesco, CIT, Safra and Banco Itaú) for the acquisition of IT related equipment. At the same time of the aforementioned lease arrangements, the Company enters into a similar transaction with its clients, whereby the leased equipment is subleased to its customers. The latter transaction is classified as a sales-type lease.  As a result, the Company records its original obligation under the lease agreement and sales-type lease accounts receivable.

Sales-type accounts receivable

The following table summarizes the accounts receivable related to sales-type leases:

September
30, 2011
Current	$2,480
Non-current	2,122
$4,602

The lease contracts receivable have an average term of 36 months, with average monthly receipts in the amount of approximately $388. The lease contracts with customers are subject to a fixed interest rate for an average of 1.37% per month.

Capital leases payable

The Company leases certain equipment under capital lease obligations with fixed rates of interest between 1.30% and 1.79% per month and an average term of 36 months to pay, with monthly averages of $212. Future minimum payments under capital lease obligations in each of the subsequent to September 30, 2011 are as follows:

Amount
Capital lease obligations:
2012	$2,116
2013 (*)	1,419
2014 (*)	350

Total minimum lease payments	3,885
Less amount representing interest	(562)
Net minimum lease payments	3,323
Less current portion of obligations under capital leases	(2,990)
Long-term obligations under capital leases	$333

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

(*) The Company had entered into certain sales-type leases with customers, in which the underlying equipment was initially procured using a capital lease financing that restricted the Company from transferring title or ownership. In these situations, the Company has deferred the revenue and cost related to the sales-type lease until the initial capital lease financing obligation was satisfied and/or title could be transferred. As of September 30, 2011, the Company is not in compliance with the provisions of certain capital leases. Accordingly, the net minimum lease payments have been classified as current obligations.

Deferred Revenue

As of September 30, 2011, the current deferred revenue of $13,422 and non-current deferred revenue of $6,029  included deferred revenue related to sales-type leases as follows:

September
30, 2011
Current	$5,903
Non-current	4,572
$10,475

Deferred Costs

As of September 30, 2011, the current deferred costs of $8,803 and non-current deferred costs of $4,008 included deferred costs related to sales-type leases as follows:

September
30, 2011
Current	$1,697
Non-current	3,032
$4,729

NOTE 9 – WESTCON CAPITAL LEASE

In addition to the leases entered into with the financial institutions aforementioned, the Company entered into a similar sales-lease type arrangement with Westcon Brasil Ltda (“Westcon”), a third-party specialized in buying and selling IT equipment and solutions.   This specific arrangement was completed as part of a lease contract with Cidade Administrativa de Minas Gerais - CAMG (Administrative City of Minas Gerais, one of Brazil’s 26 states and the second most populous). The lease obligation is guaranteed by the sales contract receivable, which has a term of 56 months. As of September 30, 2011, the sales-type lease accounts receivable and related capital lease obligations payable to Westcon are as follows:

Accounts receivable

September
30, 2011
Current	$4,106
Non-current	11,612
$15,718

Capital lease payable

Future minimum payments under the Westcon capital lease obligations in each of the subsequent periods to September 30, 2011 are as follows:

Amount
Capital lease obligations:
2012	$4,214
2013	4,214
2014	3,563

Total minimum lease payments	11,991
Less amount representing interest	(2,094)
Net minimum lease payments	9,897
Less current portion of obligations under capital leases	(2,612)
Long-term obligations under capital leases	$7,285

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 10 –DISCONTINUED OPERATIONS

On October 1, 2010, the Company executed on a sale of its Utah-based data center assets.  Proceeds from the sale included a cash payment at closing of approximately $43,500 and a potential earn-out payment of up to $8,500 in February 2012, contingent on certain criteria related to business performance.

The condensed consolidated financial statements and accompanying notes include disclosure of the results of operations for the Utah-based data center assets.  Accordingly, the results of operations related to these assets have been classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

The components of income from discontinued operations for the three and nine months ended September 30, 2010 are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Revenue:
Data center services and solutions	$2,981	$9,329
IT infrastructure services	70	210
Totals	3,051	9,539

Operating expenses:
Cost of data center services and solutions	1,288	3,801
Cost of IT infrastructure services	47	142
Selling, general and administrative expenses	429	1,326
Depreciation and amortization expense	361	1,070
Totals	2,125	6,339

Income from discontinued operations	926	3,200
Interest expense, net	283	857
Income from discontinued operations before income tax	643	2,343
Income tax expense	-	-
Income from discontinued operations	$643	$2,343

NOTE 11 – INCOME TAXES

The income tax benefit for continuing operations for the three months ended September 30, 2011 of $360 and for the nine months ended September 30, 2011 of $1,535 and income tax benefit for continuing operations of $28 for each of the three and nine months ended September 30, 2010 was primarily based on our estimated annual effective tax rate. The tax benefit was primarily driven off of the full year forecasted loss. The deferred tax assets created from the forecasted loss can be used to offset the already established deferred tax liabilities in future years.  The effective tax rate in 2011 varies from the U.S. federal statutory rate of 35% due to state taxes and permanent book to tax differences.

As a result of the Merger, the Company acquired approximately $3,400 of net operating loss carry-forwards. In the nine months ended September 30, 2011, the Company determined that all of the acquired loss carry-forwards can be used in future years to offset potential taxable income.

At both September 30, 2011 and December 31, 2010, the Company had a liability for unrecognized tax benefits of $43 and $353 for both federal and state income tax matters, respectively. The liability for unrecognized tax benefits has been reduced in the nine months ended September 30, 2011 due to the settlement of an Internal Revenue Service examination. If the remaining unrecognized tax benefits are ultimately recognized it would not be expected to have a material impact on the effective tax rate.

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

The statute of limitations for taxes in Brazil is five (5) years and the earliest tax year open to examination by federal tax and major state tax jurisdictions in Brazil is 2005.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Recoverable Taxes

As of September 30, 2011, recoverable taxes consisted of (in thousands):

September
30, 2011
ICMS (1)	$273
Prepaid IRPJ and CSSL (2)	3,857
IRRF (3)	123
Value-added taxes (4)	1,611
Other recoverable taxes	5
Recoverable taxes	$5,869

Recoverable taxes - short term	$3,521
Recoverable taxes - long term	$2,348

(1) ICMS: State tax on sales of goods and services.
(2) IRPJ: Brazilian federal income tax on taxable net profits.
     CSLL: social contribution on taxable net profits, created to finance social programs and funds.
(3) IRRF: withholding of income tax applicable on certain domestic operations, such as payment of fees for some service providers, payment of salaries and financial income    resulting from bank investments.
(4) Value-added tax for sales of goods and services abroad.

NOTE 12 – COMMON STOCK

The following summarizes common stock issuances which are not disclosed elsewhere in the accompanying unaudited condensed consolidated financial statements during the nine months ended September 30, 2011:

On May 3, 2011, the Company completed its acquisition of WUI in an all-stock transaction consisting of 126,245 shares of the Company’s common shares valued at $2.12 per share.

On June 8, 2011, Midas Medici completed its acquisition of the assets of Energy Hedge Fund Center, LLC, a web portal and community for clients interested in hedge funds in the energy and commodity sectors, in a transaction consisting of 1,430 shares of the Company’s common stock.

On August 2, 2011, Midas Medici completed the acquisition of a majority interest in Cimcorp. At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Brazilian Reais ($2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.

The Company issued an aggregate of 35,400 shares of common stock to all employees. The closing price on the day of grant was used to determine the market value of the shares issued. Compensation costs of $84 were charged to operations during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company issued 354,047 shares of common stock for settlement of $1,147 of debt.

During the nine months ended September 30, 2011, the Company retired the 425,000 shares of common stock held in treasury.

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan at September 30, 2011 and changes during the nine months ended are as follows (in thousands except share and per share amounts):

	Number of Shares	Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value
	Shares	Exercise Price	Terms	Value

Outstanding at January 1, 2011	61,468	$14.98
Issued as a result of the merger	441,707	2.38
Granted	395,000	2.56
Forfeited or expired	(6,906)	25.14
Outstanding at September 30, 2011	891,269	$3.07	2.4	$ -

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Prior to the Merger (see Note 2), the Company had stock options outstanding. Under the terms of the Merger, each option to acquire shares of Consonus common stock that was outstanding under each stock option plan was exchanged for options to acquire shares of Midas Medici at the rate of 1.33 a share. The exercise price of the exchanged options was adjusted for the exchange ratio, with all other provisions of the options remaining unchanged.

All outstanding options at September 30, 2011 are exercisable. As of September 30, 2011, there is zero unrecognized compensation cost related to outstanding stock options because all options were fully vested. There were 395,000 options granted during the period ended September 30, 2011 and none granted during the period ended September 30, 2010. Compensation costs of $903 were charged to operations during the three and nine months ended September 30, 2011.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Expected dividend yield	0%
Risk-free rate	0.40%
Expected stock price volatility	205.14%
Expected term (years)	2.5

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

Warrants

A summary of the Company’s warrant activity and changes during the nine months ended September 30, 2011 are as follows:

			Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at January 1, 2011	-	-
Warrants issued as a result of the merger	12,800	$6.00
Outstanding at September 30, 2011	12,800	$6.00	3.64	$ -

All outstanding warrants at September 30, 2011 are exercisable.

NOTE 14 – RESTRICTED SHARES

Prior to the Merger (see Note 2), the Company had restricted shares outstanding. The restricted shares of Consonus common stock that were outstanding under each stock option plan was exchanged based upon the merger exchange rate 1.33 a share.
A summary of the Company’s outstanding non-vested restricted shares at September 30, 2011 and for the nine months then ended are as follows:

	Number of Shares	Grant Date Fair Value
Nonvested Restricted Shares
Nonvested at January 1, 2011	29,672	$6.77
Granted	-	-
Vested	(9,891)	6.77
Forfeited	(19,781)	6.77
Nonvested at September 30, 2011	-	$-

SARs

The Company has awarded Stock Appreciation Rights (“SARs”) to three of its independent directors and certain executives in exchange for services rendered by them to the Company or a Subsidiary.  At January 1, 2010, there were 31,234 SARs outstanding at an average base price of $4.97.  An additional 11,010 were issued in 2010 at an average base price of $6.62.  At September 30, 2011 42,244 SARs are outstanding.  No exercise event has occurred and, accordingly, there have been no expense or liabilities recognized related to these SARs for the three and nine months ended September 30, 2011.   “Exercise Event” is defined as: (i) any merger or consolidation to which the Company is a party so long as, as a result of such merger or consolidation, the Company’s majority stockholder, KLI, owns less than 25% of the stock in the surviving or resulting entity or its parent entity; (ii) the sale by the stockholders of the Company, in a single transaction or series of related transactions, of all of the stock of the Company or, if less than all, an amount of stock such that, as a result of the sale, KLI is the owner of less than 25% of the outstanding voting power of the Company; (iii) the sale of all or substantially all of the assets of the Company to an unrelated third party; or (iv) such other time for the allowance of the exercise of SARs as may be recommended by the Committee and approved by the Board.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Letter of Credit

As of September 30, 2011, the Company is contingently liable for a letter of credit amounting to $330 to satisfy obligation in connection to a lease on the Company’s New York office. The letter of credit expires on November 30, 2012, automatically renews annually until 2018 and is collateralized by cash.

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

Effective September 20, 2011, Midas Medici entered into an amendment to each of the employment agreements with Nana Baffour, CEO and Executive Chairman, and Johnson Kachidza, President and CFO.

Pursuant to the amendment entered into with Mr. Baffour, the Company agreed to pay up to 30% of the bonus provided for under the employment agreement, in shares of common stock of the Company.

Pursuant to the amendment entered into with Mr. Kachidza (the “Kachidza Amendment”), Mr. Kachidza’s Base Salary was amended to provide for an increase to $287,000 (instead of $350,000 as provided for in the employment agreement) upon the earlier to occur of the third anniversary of the employment agreement or the date the Company publicly reports gross revenues of at least $100,000,000. Pursuant to the Kachidza Amendment, the Company agreed to pay up to 30% of the bonus to Mr. Kachidza in shares of common stock of the Company. The Kachidza Amendment also provides for an amendment to Mr. Kachidza’s title to reflect that of President and Chief Financial Officer.

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
(Dollar amounts in thousands)

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

Tax Contingencies

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and, therefore, require the Company to pay additional taxes.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.

Labor Contingencies

Labor contingencies refer to labor claims for, among other things, overtime, wage equivalence, work conditions and other potential assessments that may arise as a result of certain employee agreements.

As of September 30, 2011, contingencies are comprised as follows (in thousands):

September 30,
2011
Tax related claims(*)	$5,363
Labor related claims	1,302
Total	6,665
Less, current portion	(45)
Tax payable	1,203
Other long-term liabilities	$7,823

(*)The tax provision is mainly related to several claims related to ISS (Service Tax) alleged liabilities due for services rendered by Cimcorp and that would have not been unduly offered to taxation by the Municipality of São Paulo.

NOTE 16 – EARNINGS (LOSS) PER SHARE

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

For the three and nine months ended September  30, 2011 and 2010, the dilutive earnings (loss) per common share does not include the dilutive effect of 0 and 29,672 non-vested restricted shares, respectively, and 12,800 and 507,414 warrants, respectively, and excludes all outstanding stock options of 891,269 and 100,217, respectively, due to the Company reporting losses from continuing operations.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 17 - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in three geographic locations. Those geographic segments are the United States, Brazil and Czech Republic.

Information for the nine months ended September 30, 2011 and 2010 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2011			2010
	United States	Brazil	Czech Republic	United States	Brazil	Czech Republic
Revenues	$40,406	$11,250	$295	$38,549	$-	$-
Operating income/(loss)	$(6,601)	$(37)	$13	$(21,212)	$-	$-

Total assets	$46,510	$74,269	$149	$46,488	$-	$-
Capital expenditures	$148	$42	$-	$754	$-	$-

NOTE 18 – Fair Value Measurements

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of September 30, 2011:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$1,946	$-	$-	$1,946
Total Liabilities	$1,946	$-	$-	$1,946

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

References in this Form 10-Q to “we”, “us”, “our”, “Midas Medici “and similar words refer to Midas Medici Group Holdings Inc. and its wholly-owned subsidiaries, Consonus Technologies, Inc. (“Consonus”), Utilipoint Analytics, Inc. (“UTPI”) and Utilipoint International, Inc. (“Utilipoint”) and its subsidiary, and its majority owned subsidiaries, The Intelligent Project (“IP”) and Cimcorp, Inc., (“Cimcorp”), unless the context indicates otherwise.

Overview

Midas Medici is a global green Information Technology (“IT”) company that supplies mid-sized and select enterprises and institutions with leading-edge IT solutions in the fields of virtualization, cloud computing, infrastructure as a service, and data management, as well as working with utilities and other institutions to transform the electric grid through digital technologies. Midas serves its client base of over 900 customers through its Consonus, Cimcorp and Utilipoint (UTP and WUI) brands.

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

Through its Cimcorp brand, Midas provides and manages a complete spectrum of IT infrastructure services and solutions to commercial and government markets in Brazil. Cimcorp helps its customers to plan, build, support and manage their IT infrastructure, including performance management, business continuity and disaster recovery planning, outsourcing and Infrastructure as a Service (IaaS).

Midas Medici’s data center related services and solutions primarily enable business continuity, back-up and recovery, capacity-on-demand, regulatory compliance (such as email archiving), virtualization, cloud computing, data center best practice methodologies, infrastructure as a service, and software as a service. Midas Medici also provides managed hosting, maintenance and support for all of its solutions, as well as related strategic IT consulting services, IT technical support services and project management assistance to support people, processes, and technologies surrounding its services.

Additionally, through its Utilipoint brand, Midas Medici provides custom research and management, technology and policy consulting services to utilities, investors, regulators, and energy industry service providers both domestically and internationally. Midas Medici helps clients conceive, develop, implement and improve Smart Grid and other energy solutions that address the efficiency, reliability and security of the generation, transmission, and distribution of electricity to end users.

Representing the top names in IT infrastructure through its Consonus and Cimcorp brand, Midas Medici has been providing data center virtualization for over 10 years. Consonus directly supports all solutions with award-winning 24x7x365 Customer Care for a wide range of hardware and software manufacturers.

As of September 30, 2011, Midas Medici has 354 employees located in the United States, Brazil and Europe.  Midas Medici is headquartered in New York City with regional offices in Cary, NC, Albuquerque, NM, Pittsburg, PA and maintains international operations through its offices in Brno, Czech Republic and Belo Horizonte, Vitória, Salvador, Brasília, Curitiba, Florianópolis, Porto Alegre, Rio de Janeiro, and São Paulo, Brazil.

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

On February 28, 2011, we completed the acquisition of Consonus pursuant to the terms of the Agreement and Plan of Merger with Consonus, and MMGH Acquisition Corp., our wholly-owned subsidiary dated as of April 30, 2010.  Pursuant to the Merger Agreement effective February 28, 2011, MMGH Acquisition Corp. merged with and into Consonus and Consonus became our wholly-owned subsidiary.

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

On June 8, 2011, Midas Medici completed its acquisition of the assets of Energy Hedge Fund Center, LLC, a web portal and community for clients interested in hedge funds in the energy and commodity sectors, in a stock, cash and forgiveness of debt transaction. The Company issued 1,430 shares of its common stock in relation to this transaction.

On August 2, 2011, the Company completed the acquisition of a 80% interest in Cimcorp, pursuant to the terms of the Stock Purchase Agreement (“SPA”), as amended, among the Company,  Cairene Investments, Ltd. (the “Seller”), and certain shareholders  (the “Shareholders”), Cimcorp, Cimcorp Comércio Internacional E Informática S.A., a Brazilian sociedade anônima, Cimcorp Comércio e Serviços Tecnológicos e Informática Ltda., a Brazilian limitada, and Cimcorp USA, LLC, a Florida limited liability company.

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Brazilian Reais ($2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.

Pursuant to the terms of the stock purchase agreement, the Company will purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp.(“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price shall be subject to certain adjustment to the Brazil CPI index provided, however, such adjustment shall be capped at 7%. The Company has the right to purchase an additional 20% of the shares of  Cimcorp. at any time during the 12 and 24 month anniversary of the initial closing at a purchase price of Nine Million Brazilian Reais ($5,817 USD), subject to certain adjustments as set forth in the SPA. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated.

 Revenue

Our revenue is predominantly generated through data center services and IT infrastructure solutions and services, consulting and other revenue.  Data center services are comprised of hosting, bandwidth, managed infrastructure, managed services and maintenance support services. IT infrastructure solutions and services include the resale of hardware and software, along with consulting, integration and training services.

Our revenue mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Cost of revenues

Our cost of revenues consist of personnel costs, cost of sales from vendors with whom we are reselling their hardware and software, allocated lease and building costs, electricity costs and bandwidth. Payroll costs are expected to increase as employees are given increased compensation based on merit. We also expect our other costs (such as cost of revenue of hardware and software) to increase as we increase our revenues. We are expecting electricity costs to increase with expected rate increases charged by our power suppliers. We have also recently signed several new customer bandwidth contracts that will require us to increase our bandwidth usage. However, this increase in usage also allows us to negotiate better pricing on a per unit basis. Cost of revenues also consist of costs incurred to provide services to clients, the most significant of which are employee salaries and benefits, reimbursable project expenses associated with fringe benefits, all relating to specific client engagements. Cost of revenues also include the costs of subcontractors and outside consultants, third-party materials and any other related cost of revenues, such as travel expenses.

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

Results of Operations

The following discussion highlights results from our comparison of unaudited condensed consolidated statements of operations for the periods indicated.

Three months ended September 30, 2011 compared to three months ended September 30, 2010 (dollars in thousands)

Revenues. Revenue for the three months ended September 30, 2011 was $23,926, an increase of $12,205 or 104% compared to $11,721 for the three months ended September 30, 2010. The increase in revenues was primarily due to the Company’s acquisition of Cimcorp and also increased sales of the Company’s IT infrastructure solutions and services. We had $11,250 in incremental revenue from acquisitions during the third quarter, which contributed about 90% to our consolidated revenue growth. Revenue from international operations rose $11,250 as a result of acquisitions outside the United States in the third quarter.

Cost of revenues. Cost of revenues for the three months ended September 30, 2011 were $16,350, or 68% of revenue, compared to $8,286 or 71% of revenue, for the three months ended September 30, 2010. Cost of revenues is our largest category of operating expense, representing more than 60% of our total operating expenses. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. The increase in cost of revenues was primarily due to the increase in revenues from the comparable period. Cost of revenues from international operations rose $7,226 as a result of acquisitions outside the United States in the third quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2011 were $9,657, compared to $3,868 for the three months ended September 30, 2010. Approximately 54.8% of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel costs. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses.  We completed three business acquisitions and one asset acquisition in 2011. Because of the timing of these acquisitions, our third quarter results include operating expenses that did not exist in the same periods last year. Our selling, general and administrative costs for 2011 include significant acquisition related expenses such as legal, accounting and valuation services performed by third parties of approximately $833 for the three months ended September 30, 2011. The increase in selling, general and administrative expenses in the three months ended September 30, 2011 to the comparative period was also a result of an increase in our stock-based compensation charges and professional services fees related to our acquisitions activities.

Operating loss. For the three months ended September 30, 2011, losses from continuing operations totaled $3,496, compared to an operating loss from continuing operations of $1,250 for the three months ended September 30, 2010. Loss from operations increased primarily due to increased selling, general and administrative expenses related to completing our multiple acquisitions during the current year.

Other income. Other income for the three months ended September 30, 2011 was $315 and consists of a referral fee that the Company has earned. There were no referral fees for the three months ended September 30, 2010.

Interest and tax expense. For the three months ended September 30, 2011, interest expense was $1,182, compared to $634 for the three months ended September 30, 2010. The increase in interest expense is primarily attributable to higher average debt outstanding to fund our acquisitions and an increase related to non-cash amortization of debt discount of $249. Tax provisions for continuing operations for the three months ended September 30, 2011 resulted in a tax benefit of approximately $360 and approximately $28 for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 (dollars in thousands)

Revenues. Revenues for the nine months ended September 30, 2011 totaled $51,951, compared to $38,549 for the nine months ended September 30, 2010. The increase in revenues is attributable to increased sale of infrastructure solutions and services and the Company’s acquisition of Cimcorp. Cimcorp’s revenue for the period since it was acquired is included in our third quarter. We had $11,250 million in incremental revenue from acquisitions during the third quarter, which contributed about 84% to our consolidated revenue growth. Revenue from international operations increased by $11,250 as a result of acquisitions outside the United States in the third quarter.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2011 were $36,665, or 70.6% of revenue, compared to $27,164 or 70.5% of revenue, for the nine months ended September 30, 2010. Cost of revenues is our largest category of operating expenses, representing more than 63% of our total operating expenses. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. The increase in cost of revenues was primarily due to the increase in revenues from the comparable period. Revenue from international operations increased by $11,250 as a result of acquisitions outside the United States the period ending third quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2011 were $18,941, compared to $13,851 for the nine months ended September 30, 2010. Selling, general and administrative expenses increased primarily due to professional service fees related to the Company’s M&A activities, stock based compensation charge and the acquisition of Cimcorp. Approximately 19.7% of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel costs. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses.  We completed three business acquisitions and one asset acquisition in 2011. Because of the timing of these acquisitions, year-to-date results include operating expenses that did not exist in the same periods last year. Our selling, general and administrative costs for 2011 include significant acquisition related expenses such as legal, accounting and valuation services performed by third parties of approximately $542 for the three months ended September 30, 2011. The increase in selling, general and administrative expenses in the nine months ended September 30, 2011 to the comparative period was also a result of an increase in our stock based compensation charges and professional services fees related to our acquisitions activities.

 Operating loss. For the nine months ended September 30, 2011, losses from continuing operations totaled $6,625, compared to an operating loss from continuing operations of $21,212 for the nine months ended September 30, 2010. Loss from continuing operations decreased primarily due to a goodwill impairment charge that was recognized in June, 2010 of $16,261.

Other income. Other income for the nine months ended September 30, 2011 was $660 and consists of a referral fee that the Company has earned. There were no referral fees for the nine months ended September 30, 2010.

Interest and tax expense. For the nine months ended September 30, 2011, interest expense was $1,448, compared to $1,733 for the nine months ended September 30, 2010. The decrease in interest expense is a result of a reduction of the Company’s debt.  Tax provisions for the nine months ended September 30, 2011 resulted in a tax benefit of $1,535 and $28 related to continuing operations for the nine months ended September 30, 2010.

Liquidity and Capital Resources (dollars in thousands)

At September 30, 2011, we had cash and cash equivalents of $1,392 and working capital deficiency of $27,158, including $13,422 of current deferred revenue and $8,803 in current deferred costs.

Cash flow used in operations was $3,165 for the nine months ended September 30, 2011 and cash generated by operations was $2,169 for the nine months ended September 30, 2010. The increase in cash flow used by operations resulted from the net loss from operations of $5,629 which is primarily due to federal, state and franchise taxes, acquisition expenses and payment of vendor related and other liabilities. The decrease in accrued expense was primarily due to the payment of prior year transaction related expenses, professional fees and interest expense.

Net cash used in investing activities was $5,104 and $754 for the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities for the nine months ended September 30, 2011 was primarily related to cash used for the acquisition of Cimcorp and purchases of computers and office equipment.

Cash generated from (used in) financing activities was $4,653 and ($1,410) for the nine months ended September 30, 2011 and 2010, respectively. The increase is a result of the Company securing additional working capital facilities of $3,042 and proceeds received from subordinated secured promissory notes of $1,950 for the nine months ended September 30, 2011 and 2010.

On July 29, 2011, the Company entered into a Commercial Financing Agreement (“CFA”) with Porter Capital Corporation (“Porter Capital”) whereby Porter Capital can purchase a maximum of $3,000 of the Company’s eligible accounts receivable.  Under the CFA, Porter Capital typically advances to the Company 90% of the total amount of the accounts receivable factored.  The term of the CFA is for a period of two years, with automatic one-year extensions at the option of the Company and interest payable at the prime rate plus 2% on an annualized basis charged daily and due monthly.  As of September 30, 2011 and December 31, 2010, the balance due on the CFA was $3,042 and $0, respectively.

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes and 1,500,000 shares of common stock of the Company.  Each purchaser purchased 33,333 shares at $.01 per share for each $100,000 note purchased.  The fair value of the shares will be recorded as a debt discount and accreted using the effective interest method over the term of the notes.  Through September 30, 2011, the Company sold $1,950 of notes and 649,664 shares of the Company’s common stock.

As a result of our recent acquisition of Cimcorp, we have available several third party banks including Banco Bradesco, Banco Itau, Banco Safra, Banco Votorantim, Banco do Brasil, which have historically provided working capital loans to the Company.

We expect that our cash flow from operations and our existing financing relationships will allow us to meet our anticipated cash requirements for the next twelve months, excluding any additional funding we will need to pursue our acquisition strategy. Such acquisitions, if entered into, will be funded by the sale of additional debt or equity securities or additional bank financing. The sale of additional equity securities could result in additional dilution to our stockholders and there can be no guarantee that we will be successful in raising those additional funds on terms that are acceptable to us. Any acquisitions we undertake may be funded through other forms of debt, such as publicly issued or privately placed senior or subordinated debt.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We review our estimates on an ongoing basis, including those related to allowances for doubtful accounts, certain revenue recognition related to contract deliverables, valuation allowances for deferred tax assets, rates at which deferred tax assets and liabilities are expected to be recorded or settled, accruals for paid time off and the estimated labor utilization rate used to determine cost of services of our foreign subsidiary. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company sells equipment under capital lease arrangements. The Company uses the Leases Topic of the FASB ASC 840, Leases, to evaluate whether an arrangement is a lease and to determine classification of the capital lease as either sales-type or direct finance.  The Company has determined that its capital leases are sales-type leases, otherwise the lease is classified as an operating lease. For sales-type leases, the revenue allocated to the equipment is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the equipment has been installed and (ii)  receipt of the written customer acceptance certifying the completion of installation, provided collectability is reasonably assured.  The initial revenue recognized for sales-type leases consists of the present value of future payments computed at the interest rate implicit in the lease.  The determination of the fair value of the leased equipment requires judgment and can impact the split between revenue and finance income over the lease term.

The Company had entered into certain sales-type leases with customers, in which the underlying equipment was initially procured using a capital lease financing that restricted the Company from transferring title or ownership. In these situations, the Company has deferred the revenue and cost related to the sales-type lease until the initial capital lease obligation was satisfied and/or title could be transferred.

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

Consulting services revenue is recognized as the services are rendered. Revenues generated from fixed price arrangements are recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours. For fixed price contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.  Consulting services rendered under time and materials contracts are billed at a set hourly rate.  Project related expenses are passed through at cost to clients. Revenue from time and materials contracts are recognized as billed (clients are billed monthly) unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

The Company also generates revenue from it Bundled Service Agreements (“BSA”) and its events and sponsorships, both of which are less than 5% of consolidated revenues. BSAs are packages of services that clients subscribe to, typically on an annual contract basis.  The Company hosts events such as conferences.  These events include revenues from sponsorships and registration fees which are recognized in the month of the event.

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
The Company’s deferred revenue consists primarily of amounts received from or billed to clients in conjunction with maintenance contracts, time and materials and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables.

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

Business Combinations
The Company allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values and recognize the identifiable assets acquired and liabilities assumed in accordance with business combination accounting standards.  As part of the allocation process, we identify and attribute values and estimated useful lives to the intangible assets acquired.  These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models.  We base our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain.  Depending on the purchase price of a particular acquisition as well as the mix of intangible assets acquired, our financial results could be materially impacted by the application of a different set of assumptions and estimates.

Recent Accounting Pronouncements

See recently adopted and issued accounting standards in Part I, Item 1. Financial Statements, Note 1 – Business and Summary of Accounting Policies.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2010 (as described in the Company's form 10-K) which has not been fully remediated as of September 30, 2011, we have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective.

(b) Changes in internal controls

During our fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certifications of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal and Accounting Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

November 17, 2011	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)