Form 10-Q/A
period 2011-09-30
Midas Medici Group Holdings, Inc.
filed 2011-11-23
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

MIDAS MEDICI GROUP HOLDINGS, INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of Midas Medici Group Holdings, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2011 (the “Original Filing”), is to restate the Company’s Condensed Consolidated Balance Sheet and Statements of Stockholders’ Equity, as of September 30, 2011, to correct an error in accounting for the foreign currency translation adjustments related to our recent acquisition of Cimcorp Inc.

On November 18, 2011, management became aware of an accounting error that was made in the Original Filing.  The Company evaluated this error individually and in the aggregate and determined that an amendment of the Original Filing for the aforementioned quarterly period is necessary and required.

This Amendment is being filed solely to (i) reflect an error of $2.516 million related to foreign translation adjustments to goodwill and other intangible assets  and to accumulated other comprehensive loss in the condensed consolidated balance sheet as of September 30, 2011, (ii) amend the disclosure of the loss on foreign currency translation and  comprehensive loss in new Note 1A in the notes to the condensed consolidated financial statements and (iii) amend or add certain related disclosures in Notes 1, 1A, 5 and 17.  The correction of this error had no impact on the Company’s previously reported Condensed Consolidated Statements of Operations and Cash flows for the interim periods ended September 30, 2011 and 2010.  The correction of this error had also no impact on the Company’s prior period financial statements and previously filed SEC reports.

The impact of the restatement is more fully described in Note 1A to the Unaudited Condensed Consolidated Financial Statements contained in this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing.  This Amendment speaks only as of the date of the Original Filing was filed with the SEC and does not reflect any event that may have occurred subsequent to the date the Original Filing was filed with the SEC.

Part 1: FINANCIAL INFORMATION
Item 1: Financial Statements
Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands except share amounts)

	September 30,	December 31,
ASSETS	2011	2010
	(unaudited)	(Note 1)
Current assets:	As restated
Cash and cash equivalents	$1,392	$5,030
Accounts receivable - trade, net of allowance for doubtful accounts of $1,632 and $310, respectively	16,884	11,139
Lease payments receivable, current	2,480	-
Lease payments receivable - Westcon	4,106	-
Inventories	1,495	-
Recoverable taxes, current	3,521	-
Deferred costs, current	8,803	9,298
Deferred tax assets, net	647	622
Prepaid expenses and other current assets	2,957	1,278
Total current assets	42,285	27,367

Property and equipment, net	6,891	5,474
Accounts receivable - trade, long-term	107	-
Lease payments receivable, long-term	2,122	-
Lease payments receivable - Westcon, long-term	11,612	-
Recoverable taxes, long-term	2,348	-
Inventories, long-term	311
Goodwill	29,460	3,765
Other intangible assets, net	18,655	9,022
Other assets	613	-
Deferred costs, net of current portion	4,008	860

Totals	$118,412	$46,488

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,541	$14,643
Accrued liabilities	7,467	5,042
Westcon capital lease	2,612	-
Capital leases	2,990	-
Current maturities of long-term debt	12,842	2,238
Current portion of deferred revenue	13,422	14,887
Deferred purchase price	4,624	-
Purchase price contingency	1,945	-
Total current liabilities	69,443	36,810

Long-term debt, net of current maturities and debt discount of $1,030	7,801	79
Westcon capital lease, net of current maturities	7,285	-
Capital leases, net of current maturities	333	-
Deferred revenue, net of current portion	6,029	1,290
Other long term liabilities	7,823	-
Deferred tax liabilities	2,701	2,551
Total liabilities	101,415	40,730

Commitments and contingencies

Redeemable noncontrolling interest	3,686	-

Stockholders' Equity:

Preferred stock $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Common stock $0.001 par value, 40,000,000 shares authorized, 9,875,491 issued and outstanding at September 30, 2011 and 4,808,167 issued and outstanding as of December 31, 2010	10	5
Additional paid-in capital	30,721	19,598
Accumulated deficit	(16,407)	(13,809)
Accumulated other comprehensive loss	(1,013)	(36)
Total stockholders' equity	13,311	5,758

Totals	$118,412	$46,488

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

See accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2011
(in thousands, except share amounts)
Unaudited
							Accumulated
							Other	Total
			Additional			Accumulated	Comprehensive	Stockholders'
	Common Stock		Paid-in Capital	Treasury Stock		Deficit	Loss	Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2010	4,808,167	$5	$19,598	-	$-	$(13,809)	$(36)	$5,758

Stock-based compensation			903					903

Stock issuance in settlement of debt	354,047		1,147					1,147

Stock issuance for Energy Hedge Fund Center acquisition	1,430		5					5

Stock issuance for Weather Wise acquisition	126,245		268					268

Stock issued in connection with subordinated secured promissory notes	666,664	1	1,123					1,124

Stock issued in connection with the Cimcorp Inc. acquisition	1,297,022	1	2,243			-		2,244

Employee stock grant	35,400	-	84					84

Effect of reverse merger adjustments	3,011,516	3	5,350	(425,000)	-		-	5,353

Cancellation of treasury stock	(425,000)			425,000

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	-	-	-	-	-	(2,598)	-	(2,598)

Loss on foreign currency translation - as restated	-	-	-	-	-	-	(977)	(977)

Balance at September 30, 2011 - as restated	9,875,491	$10	$30,721	-	$-	$(16,407)	$(1,013)	$13,311

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Comprehensive income (loss) attributable to the shareholders of the Company for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	As restated		As restated

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(723)	$(1,213)	$(2,598)	$(20,574)
Changes in foreign currency translation adjustments	(973)	-	(977)	-
Changes in fair value of securities held for sale	-	3	-	2
Comprehensive loss	$(1,696)	$(1,210)	$(3,575)	$(20,572)

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

NOTE 1A — Restatement

The Company identified an accounting error in connection with the accounting for the foreign currency translation adjustments related to the recent acquisition of Cimcorp, Inc.  During this review, it was discovered that the Condensed Consolidated Balance Sheet as of September 30, 2011 included goodwill and other intangible assets based upon historical cost as of the date of the acquisition of Cimcorp. Inc. (August 2, 2011).  The Company determined that the carrying values of the goodwill and other intangible assets of the foreign subsidiary should be adjusted based upon the foreign currency  rates as of the end of the reporting period.

To correct the computational error described above, the Company has recorded a decrease in goodwill and other intangible assets of $2.516 million with a corresponding decrease to accumulated other comprehensive loss as of September 30, 2011.

The correction of this error had no impact on the Company’s previously reported Condensed Consolidated Statements of Operations and Cash flows for the interim periods ended September 30, 2011 and 2010.

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2011 and Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011:

(in thousands)	Original
	Filing	As Restated
Condensed Consolidated Balance Sheet
Goodwill	$30,067	$29,460
Other intangible assets, net	20,564	18,655
Total Assets	$120,928	$118,412

Accumulated other comprehensive income (loss)	$1,503	$(1,013)
Total stockholders’ equity	15,827	13,311
Total liabilities and stockholders’ equity	$120,928	$118,412

Condensed Consolidated Statement of Stockholders’ Equity
Gain (loss) on foreign currency translation for the three months ended September 30, 2011	$1,543	$(973)
Gain (loss) on foreign currency translation for the nine months ended September 30, 2011	$1,539	$(977)
Comprehensive income (loss) for the three months ended September 30, 2011	$820	$(1,696)
Comprehensive loss for the nine months ended September 30, 2011	$(1,059)	$(3,575)

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

Goodwill recognized from the transaction mainly represented the expected operational and strategic synergies upon the acquisition and intangibles not qualifying for separate recognition. The Company does not expect the goodwill to be deductible for taxes purposes.

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

For the three and nine months ended September 30, 2011, the accompanying Condensed Consolidated Statement of Operations includes revenues earned from Cimcorp, Inc. of $11,250.

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS – AS RESTATED

At September 30, 2011 the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$24,813	$(9,312)	$15,501
Customer backlog	1,676	(186)	1,490
Developed technology	2,000	(2,000)	-
Content and databases	1,316	(132)	1,184
Trademark	9	(5)	4
Trade names	529	(53)	476
Total	$30,343	$(11,688)	$18,655

At December 31, 2010 the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$16,000	$(6,978)	$9,022
Customer backlog	-	-	-
Developed technology	2,000	(2,000)	-
Content and databases	-	-	-
Trademark	-	-	-
Trade names	-	-	-
Total	$18,000	$(8,978)	$9,022

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:
Total
Balance, December 31, 2010	$3,765
Acquisitions	26,302
Foreign currency translation	(607)
Balance, September 30, 2011	$29,460

The estimated future amortization expense of the definite-lived intangible assets as of September 30, 2011 are:

2012	$4,404
2013	4,006
2014	3,678
2015	3,400
2016	2,925
Thereafter	242
Total	$18,655

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
(Dollar amounts in thousands)

NOTE 17 - SEGMENT INFORMATION – AS RESTATED

The Company has one reportable business segment which is operated in three geographic locations. Those geographic segments are the United States, Brazil and Czech Republic.

Information for the nine months ended September 30, 2011 and 2010 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2011			2010
	United States	Brazil	Czech Republic	United States	Brazil	Czech Republic
Revenues	$40,406	$11,250	$295	$38,549	$-	$-
Operating income/(loss)	$(6,601)	$(37)	$13	$(21,212)	$-	$-
Goodwill	$9,811	$19,649	-	$3,765	-	-
Total assets	$45,903	$72,360	$149	$46,488	$-	$-
Capital expenditures	$148	$42	$-	$754	$-	$-

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

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of September 30, 2011:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$1,945	$-	$-	$1,945
Total Liabilities	$1,945	$-	$-	$1,945

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

Midas Medici Group Holdings, Inc.

November 23 , 2011	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)