Form 10-K
period 2011-12-31
Midas Medici Group Holdings, Inc.
filed 2012-04-16
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $1.75 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2011: $7,315,789.

As of April 16, 2012, there were 10,282,532  shares of common stock outstanding.

MIDAS MEDICI GROUP HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of  Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements”. Forward-looking statements reflect our current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements relating to our business goals, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete customer transactions and capital raising transactions; and other factors (including the risks contained in the sections of this annual report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.   Description of Business

Our Business

We are a global provider of comprehensive information technology solutions to medium sized and large commercial enterprises and government institutions in the United States and Brazil.  Our solutions comprise data center and cloud computing enabling hardware, software and services.  Our services include virtualization, cloud and managed services, storage and archiving solutions, smart grid services, business process outsourcing, and data center services.  As part of these services, we offer customized solutions for business continuity, back-up and recovery, capacity-on-demand, regulatory compliance and data center best practice methodologies as well as infrastructure as a service (“IaaS”) and software as a service (“SaaS”). Our customers utilize our solutions to optimize their current and planned investments in IT infrastructure and data centers. We believe the breadth of our service offering and our consultative approach to working with clients distinguishes us from other providers.

We have developed an infrastructure that enables us to deliver our IT solutions and services agnostic as to technology platform and location through a flexible, customer-focused delivery model which spans three data center environments: customer-owned, co-location, and the cloud.  By optimizing our customer’s use of secure, energy efficient and reliable data centers combined with a comprehensive suite of related IT infrastructure services, we are able to offer our customers highly customized solutions to address their critical needs of data center availability, data management, data security, business continuity disaster recovery and data center consolidation, as well as a variety of other related managed services.

We serve clients across multiple industry verticals including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare and consumer goods. Some of our larger customers in the US include The International Monetary Fund, Freepoint Commodities, State of North Carolina, Avaya and Schooldude.com, and some of our larger customers in Brazil include Cia De Tecno Da Infor Do Est MG-Prodemge, Banc Do Brasil SA, CemigDistribuicao SA, Banco Central Do Brasil and MG Secretaria De Estado De Fazenda. In addition to our traditional IT services and solutions we offer specialized solutions for the utility industry. Utilipoint, our utilities focused offering, currently provides energy industry consulting services and proprietary research.  Our highly experienced consultants leverage direct industry experience to advise utilities on smart metering strategy and implementation, asset valuation, energy trading, meter-to-cash processes, and data analytics.

We currently serve customers in the United States and Brazil. Our partner data centers are located in in Sao Paulo Brazil, Cary, NC, Charlotte,  NC, Orlando, FL, Winston-Salem, NC, Totowa, NJ, Indianapolis, IN, and Salt Lake City, UT. Our strategy is to grow our business both organically via new customer acquisitions and cross-selling of existing services, and via acquisitions in key growth areas, focusing on markets such as data analytics, data security, utility IT, and software solutions.

Midas Medici Operating Footprint

Market Focus

We are focused primarily on underserved markets for IT services and solutions where we can best leverage the breadth of our capabilities. We focus on medium sized commercial enterprises and government institutions in markets where a local presence, broad resources, and thought leadership are scarce. We have been able to effectively differentiate ourselves from our competitors and are positioned for continued growth in these markets. In the United States, we are focused on markets on the East Coast of the United States with a high concentration of medium sized businesses and are expanding into targeted regions within the Southwest, Midwest and West Coast. In Brazil, we are a national IT services provider and have an established and growing presence in a market which is experiencing higher than average growth rates in IT services spending in both the public and private sector.

The Medium Sized Enterprise Market

We focus on medium sized and large commercial enterprises located in under-served geographic markets, which Gartner defines as companies with 100 to 1,000 employees.  We focus on medium sized businesses that generate approximately $50 million and $1 billion in annual revenues, or companies, as well as regional and departmental-level offices of large enterprises that satisfy these criteria. Overlaying this definition with internal market analysis of our geographic reach, we believe there are approximately 200,000 medium sized businesses that could potentially require our IT services. To effectively compete, many medium sized businesses have become reliant on sophisticated IT infrastructure that, in the past, has been typically deployed at larger enterprises. However, managing, monitoring, administering, and maintaining a sophisticated IT infrastructure can rapidly deplete the limited resources of medium sized businesses. These complex and growing demands necessitate a closer relationship with solution-oriented technology providers.  In addition, we enjoy scale and negotiating leverage through our vendor relationships that give medium sized businesses access to comprehensive IT solutions that could not be replicated internally at the same cost.

Market Trends

We view the North American and Brazilian markets for IT services and solutions and managed services as highly fragmented with no single dominant player. Specifically, we believe the industry includes small regional providers serving the small and medium size business market, and a limited number of national and multi-national providers that serve larger enterprise clients.

We believe there is a growing trend to outsource managed services and IT infrastructure to third-party providers. We expect this trend to remain healthy for the foreseeable future. In particular, we believe that small and medium size businesses face significant challenges in trying to deliver these services on their own because of constraints related to technical expertise and cost. We believe that outsourcing these functions will allow organizations to focus capital and personnel resources on their core business operations, as opposed to IT infrastructure.   We believe that the growth in cloud and on demand computing, virtualization, increasing data management requirements, and energy efficiency in technology will be positive drivers of growth in the industry.

We believe our ability to offer a comprehensive suite of IT services and solutions and managed services provides us with an important competitive advantage to capitalize upon the growing trend of IT outsourcing within the small to medium business segment.

Our IT services and solutions are positioned to take advantage of significant macro-economic trends that directly impact the data center market. These include but are not limited to:

•
The emergence of  “cloud” computing which is estimated to grow at 27.4% compound annual growth rate (“CAGR”) from 2009 to reach to a $56 billion global market by 2014 according  to International Data Corporation (IDC), a provider of technology market intelligence and research.

•	The trend of businesses outsourcing components of their IT infrastructure and business processes to third party providers.

•	The development of more energy efficient solutions to address the dramatic increase in energy consumption and the required data center infrastructure enhancements to accommodate such demand.

In addition, we expect growth in this market to remain robust, as increasingly stringent regulatory requirements in North America may lead to significant loss of revenue and credibility resulting from unannounced downtime which may force businesses to invest in highly secure and reliable products and services such as those offered by us.

Our Solutions

We are a provider of comprehensive IT infrastructure services and solutions and managed services to medium sized and large commercial enterprises and government institutions in the United States and Brazil.  We generate revenues through services fees that include both one-time payments as well as long term maintenance contracts that provide a stable and growing recurring revenue stream. Our team of highly skilled and certified consultants enables us to quickly identify IT infrastructure challenges, improve business processes and deliver comprehensive IT infrastructure services and solutions for our clients.  Our technical staff members have an average of 12 years of industry experience.  Our deep experience in the data center market enables us to deliver a comprehensive set of data center services. We provide innovative IT and data center services and solutions focused on cloud and managed services, data center services, virtualization, storage, business process outsourcing and smart grid. We provide our solutions and services at (i) the customer’s data centers, (ii) in a partner data center; and (iii) in a virtual/shared data center in the “cloud”.

Our key service and solutions areas include:

Cloud and Managed Services:    We provide high available, secure data center facilities offering a comprehensive spectrum of co-location and hosting services for our clients' IT infrastructure.  Our suite of managed services provide a single-source solution for all data center needs and enables our clients to utilize our specialized technical knowledge and benefit from reliable, uninterrupted services. We offer a solution that enables software developers and other technology providers to offer access to their software application to end users via the Internet. We include the design, procurement, implementation, hosting, and management of the underlying infrastructure for a recurring fee, allowing our customers to focus on their core competencies. We also offer a fully managed desktop infrastructure as a service, often using virtualization technology, enabling customers to outsource ownership and management of their desktop infrastructure.  Our staff offers 24 hour, 7 day a week (“24x7”) maintenance and support services, including mission-critical service to routine maintenance tasks.

Data Center Services:  We partner with third party data center operators in order to provide co-location space for our clients in both the United States and Brazil. We maintain the customer relationships, provide technical support and maintenance services, and commit to specific service level agreements (“SLAs”) with our customers.  We also offer additional services and solutions focused on the data center, including disaster recovery and planning, regulatory compliance, operational and energy efficiency, document retention, file archiving and storage, and data loss prevention, and data center consolidations, relocations and migrations. Our strategic relationships with our vendors enable us to provide our clients with a comprehensive range of hardware and software products, including server, storage, network and virtualization technology.

Virtualization:  We offer a comprehensive set of services designed to help our customers realize the benefits of virtualization in their computing environments.  We provide services focused on assessing the current environment, deployment of virtualization technology, setting corporate IT strategy, IT optimization, building and implementing operational best practices, cost management, and providing capacity management solutions.

Storage and Archiving Solutions:  Our Secure Archiving for the Enterprise (SAFETM) service enables archiving of any kind of unstructured data (e.g. documents, images, multi-media, and spreadsheets) to its remote secure, high-availability data center for safe keeping.  Files are indexed and immediately retrievable with no end user training or specialized software required. Additional features in SAFE include e-discovery support and email tracking.

Business Process Outsourcing:  We offer a comprehensive suite of business process outsourcing services which enables our customers to cost-effectively outsource select business functions to us.  We provide an outsourced service desk function, providing end user support for IT related service issues.  Utilizing state of the art software, personnel and IT infrastructure, we enable customers to outsource their help desk function while delivering superior service levels to end users. In select cases, our highly trained personnel are deployed at our clients sites in order to provide on-site support for IT and data center infrastructure we would have deployed at the client site. Increasingly, we have been developing and deploying solutions that utilize off-shore resources in a fully integrated package solution to for our clients.  For example, our Cimcorp subsidiary is provding a complete turn-key solution to manage all of the communications infrastructure for the state of Minas  Gerais in Brazil.  Out team has deployed and continues to manage all of the Voice over IP telephony and network infrastructure for this large state government.

Smart Grid Services:  We provide strategic consulting to the utility industry under our Utilipoint brand.  We provide expert information, independent research, market studies, consulting and analyst services in the areas of customer care, customer information systems (CIS) and customer relationship management. We offer customized consumer energy products focused on billing including SetYourBill (SM), WeatherProof Bill®: fixed bills, capped bills, and EnerCheck®.  We also offer a set of IT infrastructure solutions that enable the transformation from analog to digital systems in the utility industry.

Our Go To Market Strategy

Competitive Advantages

Our extensive suite of comprehensive IT services and solutions has many competitive advantages that enable us to compete effectively in the market. Key advantages include:

Experienced Management Team

We are led by an experienced and dedicated management team, including a core group of executives and senior managers who have, on average, 22 years of industry experience. High employee retention has allowed us to continually build upon our in-house knowledge base and technical expertise. The current management team has successfully integrated prior acquisitions and has achieved organic growth through both geographic expansion and new product offerings. Prior to our founding, our CEO, CFO and Chief Administrative Officer were involved in acquiring and operating IT Services and Business Process Outsourcing (“BPO”) business with approximately $600 million in enterprise value. Our execution strategy usually involves reducing the cost basis of the acquired company, increasing investments in sales and marketing and introducing new products, usually through a focused integration effort.

A Broad Service Offering

We provide our customers with a comprehensive suite of services and solutions that distinguishes us in the market place. We have organized our comprehensive suite of services into "solution sets" designed to bring incremental value to our customers. We are able to utilize these offerings and our in-house expertise to meet our customers' needs, which include storage, server, networking and security. Additionally, our single-source service approach allows us to design, build, manage, host and support these initiatives for our customers and bring sustained, differentiated value to the marketplace.

A Diverse and Loyal Customer Base

Our large and diverse customer base consists of over 900 active customers in the United States and Brazil across multiple industries including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare, and consumer goods, among others. Our diverse client base also includes regional and Fortune 1000 companies, which we believe demonstrates our ability to meet the highest service standards in the industry. While we have the capability to serve larger customers, we have made an explicit choice to focus on clients with annual revenues between $50 million and $1 billion, or companies with 100 to1,000 employees. Customers contract with us for a period of 1 to 5 years and we renew well over 90% of the contracted revenue up for renewal.

Deep Technical Expertise

A key differentiator for us is the expertise, experience and qualifications of our sales and engineering employees. Our over 40 sales employees and over 100 engineers have an average of over 8 years of experience in their related fields. We employ a client centric sales approach, which mirrors a consulting project, with sales employees and engineers teaming up to better assess clients’ needs and conceptualize an IT solution that will support their strategic and business objectives. We are able to offer these flexible broad based solutions through our engineers’ expertise in a broad range of technologies and ability to bundle offerings and products.

Recurring Revenue Streams

Our services and solutions revenue provides a firm basis for long-term relationships with our customers resulting in recurring revenue streams which provide a high degree of visibility into our future financial performance. Our data center customers typically sign one to three-year contracts with automatic renewal provisions. We have long-term relationships with our customers, and have a significant number of government clients which, through auction processes, tend to sign long term contracts.

We have consistently demonstrated strong customer retention by providing a superior blend of products and services. We have over 300 support, managed and hosting services customers which provide a stable and growing recurring revenue stream. We have historically experienced high contract renewal rates of 90% or more with average length of contract of 12-18 months in the US and 18 months or more in Brazil.

Customer Support Strength

Our expertise spans multiple technologies which enables us to diagnose and resolve IT issues for our clients quickly and efficiently. Our engineers answer customer calls directly which provides immediate access to knowledgeable resources that are able to solve their problems quickly. Our team resolves approximately 95% of support cases in-house. When vendor input is required to resolve an issue, our team follows a well-defined call handling process and serves as the customer's advocate, leveraging our strong vendor relationships to ensure rapid issue resolution. This "single source accountability" is highly regarded by our customers, as is evidenced by our renewal rate.

Our team of 130 Support Engineers and 7 Service Managers who reside in our corporate headquarters, field offices, and customer locations, support over 400 customers across diverse industries on a 24x7 basis. Our team handles an average of approximately 550 cases per month on technologies including CA, Cisco, Dell, HP, Hitachi Data Systems, IBM, NetApp, Oracle, Quest, Redhat, SGI, Symantec, VeriSign, and VMware, among others. We routinely receive the highest marks on audits and satisfaction surveys from our vendors and customers.

Established Relationships with Industry Leading Vendors

We have strong relationships with industry-leading technology vendors including Avaya, Cisco, Dell, HP, Hitachi, Microsoft, NetApp, Oracle, Quest, Symantec, and VMware, among others. Our executives serve on Symantec’s Partner Advisory Council which provides us with opportunities to expand and enhance our relationships with senior vendor management and to align our business strategy with that of our vendor partners.

Increased Operating Leverage

We believe there are significant opportunities to expand our gross and operating margins by increasing the number of services provided to a particular customer. Our services and solutions have been organized into repeatable "solution sets" allowing us to cost-effectively deploy these solutions. Repeatable "solution sets" refers to service and solutions offerings that are proven and consistent in their delivery each time they are sold. We have a highly trained and experienced team of sales professionals and engineers which provides a competitive advantage and barrier to entry. Salesforce productivity is expected to grow, resulting in enhanced gross and operating margins. We believe that our business has reached the level of scale where we expect significant increases in our gross and operating margins as we increase the level of our revenues.

Leveraging Domestic Success and Capabilities Internationally

Our expertise and robust platform in the U.S. market in IT infrastructure and data center services will enable knowledge transfer to advance existing and drive complimentary IT technology offerings in other countries such as Brazil, among others. Our extensive operations in Brazil provides us with the ability to capitalize on the fast growing Brazilian economy and leverage our U.S. technology capabilities. We intend to evaluate other geographic markets for our services on an opportunistic basis.

Sales and Marketing

Our client engagements utilize a structured sales process and a team based approach. We offer a multi-dimensional solution set that is customized to a client's needs and IT infrastructure.  Our sales typically involve solving complex problems for our customers, requiring the sales teams to develop strong relationships with customers.  These relationships enable the sales team to gain a strong understanding of the customers’ business issues and the impact to the data center.  The sales team is trained to sell solutions as opposed to products.  These solutions are often a customized combination of products and services that solve a specific business challenge for the customer.  The selling model requires the sales force to be well informed on the principles of running a data center and the possible approaches to driving up service levels and driving down costs.  We sell our services primarily through a direct sales force. Our sales success is dependent on the development and maintenance of strong customer relationships that produce repeat sales and purchases within multiple product lines.  Our sales force is organized regionally, with two Vice Presidents of sales, one each in the US and Brazil. Each sales VP has regional managers responsible for a specific geography, leading a team of sales professionals (both account executives and sales engineers). Our geographic coverage is the Eastern US and all of Brazil. Our sales pipeline is managed with the salesforce.com application in the US, and Microsoft Dynamics in Brazil.

As of December 31, 2011, we have a total of 48 sales team members, consisting of 22 commissioned sales professionals in the US and another 26 in Brazil. Our sales team is supported by 41 technical consultants. Our team is organized by region and focuses on selling customers our entire range of services and solutions.   With an average of over 15 years of industry experience, our sales team draws upon extensive experience in the IT services and solutions industry.

As part of management’s efforts to measure performance or productivity for each sales person, they are measured by how much net new gross margin contribution (not including renewals of existing business) they are generating per month.  Increases in this metric are an indication of improved performance.  In the US that this productivity metric has been increasing over the past two years from $22,776 as of December 31, 2010 to $33,699 as of December 31, 2011.  In Brazil, management has put in similar sales operational systems in order to measure, track and improve this metric which is currently more than $25,000.  In addition, the total targeted compensation of an average sales person is targeted at approximately 50 percent base salary and 50 percent commission.

Our ability to recruit sales employees and engineers enables us to maintain our human capital advantage and support business growth.  Our thorough recruitment process combined with our constant training and mentoring of new employees reinforces our consultative, technology agnostic sales approach.  Due to our comprehensive and intensive approach to developing sales employees, sales people experience productivity improvements over the course of a number of years.  With the current direct sales team, productivity enhancement is expected to drive top line growth in both the United States and Brazil.

We have placed an increased emphasis on marketing initiatives over the past two years, and we believe there is an opportunity to communicate with a larger number of prospective customers.  In particular, we have invested in the following:

•
Lead Generation:   Lead generation is comprised of field marketing and relationship marketing activities. Our field marketing programs are designed for both regional and corporate wide execution to support our sales organization. These include select industry events, where we have a prominent speaking opportunity, hosted events, and telemarketing and integrated direct marketing activities.  Our relationship marketing consists of both the measurement of customer satisfaction through Net Promoter Score (NPS) surveying, in addition to an annual Customer Executive Exchange event. The marketing organization executes multiple email marketing programs, such as IssueAlert, which is sent to over 120,000 contacts multiple times per month.

•
Search Engine Optimization and Marketing:   Our search engine optimization and marketing (“SEO/SEM”) are executed by internal staff to promote key offerings. We measure the success of this through inbound leads and conversion to new business.  We drive traffic to our website from internet search engines such as Google, Bing, and Yahoo.  We have focused on relevant search terms and optimized the architecture of our website to maximize search performance.

•
Public Relations / Social Media:   We employ and maintain a presence on popular social media websites and applications including Facebook, LinkedIn, and Twitter. We also manage and post on our own blog which is used to drive name recognition, thought leadership, and our reputation. We integrate branding and awareness with our lead generation programs to maximize results.  Public relations is a mix of new service offerings, new customer contracts announcement and corporate activities.

•
Our Online Presence and Branding:   We have updated our web site and online branding assets.  Our website effectively communicates our vision, supports social networking, and provides a comprehensive description of the key solutions we offer to prospective customers.

•
Customer Intimacy Program:  We constantly seek ways to demonstrate to our clients and potential clients our significant focus on solving business problems through services and solutions. We show this commitment through a variety of ways including facilitated and hosted senior executive summits where our top customers come together to discuss challenges, share approaches and collaborate on key issues.   We are committed to providing responsive, top quality services to our customers by aligning our organization around this mission.  We have developed and communicated our service philosophies and programs including expected turnaround times for support issue resolution, 24X 365 contact details for very senior executives of the company, technical support advocate program, customer satisfaction measurement processes, and quarterly and monthly service reviews.

•
Viral / Referrals:   Our brand reputation and strong relationships with existing clients create new customer referrals, which maintain very high conversion metrics. Vendor referrals and marketing budget from vendors drive new customer acquisitions.

Growth Strategy

In addition to increasing penetration with existing customers and adding new clients, our strategy is to expand the suite of IT services and solutions offered to our customer base. In addition, we plan to enhance our leadership position in the IT marketplace through increased penetration of our existing customer base, development of new technology services, and strategic acquisitions.

Penetration of Existing Customer Base

We currently have over 900 active customers. We believe that our extensive customer base and enhanced service and solution offerings represent a significant opportunity to increase our total revenues per customer. By cross selling our broad suite of services and solutions, we seek to expand our share of our customers’ IT expenditure with the objective of becoming their single source provider. For example, recent cross-sell activities have resulted in new data center services contracts from existing customers.

Brazilian Growth Opportunity

The penetration rate for IT services to the private sector in Brazil has lagged the public sector. While our Brazilian commercial business has been strong, the majority of our Brazilian clients are in the public sector. We have a tremendous opportunity to grow our business in Brazil by providing a similar set of solutions to the private sector. We will be adding sales resources in Brazil dedicated to serving the private sector to capture this growth opportunity.

The Brazilian government has committed to major infrastructure investments over the next 4 years to support upcoming World Cup and Olympics events. We are uniquely positioned with our solution sets and our customer relationships to capitalize on this major growth opportunity.

Development of New Technology Solutions

We are continuously developing new services and creating customized solution sets to meet its customers' evolving requirements. We have developed a process whereby we collaborate with our customers, vendors, and industry analysts to create a highly targeted solution roadmap.  We recently developed new proprietary solutions such as its Secure Archiving for the Enterprise (“SAFE”), and Remote Backup Service (“RBS”).  In addition, we have developed a new consulting practice focused around data center energy efficiency.  New solution sets include a broader offering of Secure Archiving for the Enterprise ( SAFETM), and our software as a service platform (“SaaS”).  We are also planning to offer a Virtual Desktop as a service in Brazil during the second quarter of 2012 –  providing a virtual computer for each user in the cloud.  This will enable customers to take advantage of virtualization technology so that they will not need to own and maintain physical desktops.

Utility Industry (US and Brazil)

As the electric utilities embark on the deployment of digital “smart” meters to measure their customers’ energy consumption, the amount of data they will be collecting, transporting, storing, and analyzing will be orders of magnitude greater than present. We believe we are very uniquely positioned to capitalize on this opportunity. Through our customer relationships in our Utilipoint subsidiary, our strong command of IT infrastructure in Consonus and Cimcorp, and our Utilipoint analytics division, there are very few companies that can match our expertise.

Strategic Acquisitions

We believe that there are significant acquisition opportunities for businesses that expand our suite of IT services and expand our geographic reach.  Areas of future acquisition interest include standalone data centers or companies providing data center and IT solutions that may or may not be currently offered by us, and companies providing energy efficiency solutions and services to the data center space. We believe there is a significant opportunity to participate in the industry consolidation of the fragmented IT services and solutions market, particularly in Brazil.  We intend to pursue acquisitions on an opportunistic basis focusing on high growth industry verticals and geographic markets.

Competition

The market for IT infrastructure and data center services is highly fragmented.  The industry includes small regional providers serving the small and medium size business market, notably in secondary markets such as Raleigh, Nashville, Birmingham and Richmond, and a limited number of national and multi-national providers that serve larger business clients, particularly Fortune 1000 clients, notably in metropolitan markets such as Los Angeles, New York, San Francisco and Washington. Generally speaking, the small regional providers focus their services on the provision of physical space (hosting and co-location) and managed bandwidth with a limited offering of IT infrastructure and data center services and solutions. National and multi-national providers’ are generally focused on hosting, co-location and managed services or on delivering full service IT infrastructure and business process outsourcing. We consider the principal competitive factors in our market to be client relationships, proprietary products or data, reputation and past performance, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings, and pricing.

We face competition from:

•	Mid-size, specialty consulting firms such as Navigant Consulting, Inc., FTI Consulting, Inc., and ICF International, Inc;
•	Government IT services providers such as Booz Allen, CSC, General Dynamics, Lockheed Martin, IBM, and SAIC;

•	IT service providers operating in Brazil, including CPM Braxis, Medidata, SondaProcwork, Net Service, Ziva Technologies, IT One, Microcity, Decatron, and System IT;
•	Data center co-location companies such as Equinix and Rackspace in the US, and Alog in Brazil;

•	Regional hosting and IT Infrastructure providers including Hosted Solutions and Peak 10 in North Carolina, C7 in Utah, and ViaWest in Colorado
•	Business process outsourcing providers including Accenture, ACS, Capgemini, EDS, and IBM.

In addition, we also compete with smaller, regionally-focused and niche IT services providers in the various markets in which we operate. In some instances, we partner with our competitors to deliver joint solutions. We believe that we are able to compete effectively against our competitors based on our comprehensive product offerings, technical expertise, strong partner and vendor relationships, and broad referral base of customers.

Global IT Industry Outlook

Over the last few years, the IT industry has undergone an evolutionary transition, adapting to changing solution requirements, technologies and distribution models.  IT now has the capacity to merge previously separate content streams (data, voice and video), delivering information in a more efficient and integrated manner.  The content format and delivery platforms now use a unified infrastructure, comprised of computers linked by an internet protocol (“IP”) communications network.  Advances in IT have transformed its role in the workplace from producing and managing massive amounts of data to delivering useful information and from linking direct communications to mobile and/or multi-location collaboration to a more virtually distributed model.  Using today’s IT, enterprises and executives can create a ready environment for collaboration, innovation and decision-making.  To serve clients well, IT solution providers must now understand, adapt and deliver the integrated solutions that can leverage these powerful business capabilities.

IT plays a key role in driving business growth and in facilitating faster, more responsive and lower-cost business operations.  Given the challenges and costs of internally developing, deploying and maintaining complex and up-to-date IT systems and infrastructure, enterprises have been turning to outsourced IT services for their needs.  Starting in the 1990s, many companies reduced their technology costs and deployment times by outsourcing to lower-cost offshore destinations, such as China and India, which have large pools of high-quality and cost-effective IT services professionals.

The current outlook for IT services remains upbeat.  Despite uncertainties in current global economic environment that would make enterprises cautious and push out purchase decisions, there are also many enterprises planning for growth.  They are the enterprises who have undertaken the strong growth that many leading services providers have enjoyed in 2011.  While the overall IT services growth forecasts have been revised slightly downward in the areas of consulting and system integration and business process outsourcing (BPO) due to slowdowns in the U.S. and Europe; China, India and Latin America remain strong with ongoing-double digit growth expectations. According to Gartner, the global IT spending will reach approximately $3.7 trillion in 2011 from $3.2 trillion in 2009, representing a compound annual growth rate of 7.6%, and is expected to grow to approximately $4.5 trillion by 2015.  As part of overall global IT spending, Gartner forecasts computing hardware will grow by 10.2% CAGR from $375 billion in 2010 to $610 billion in 2015.  Within the computing hardware segment, PCs and consumer electronics are the laggards of growth along with muted replacement cycle for Windows 7; however, storage still remains the strongest and continues to see an increase in demand for data storage.  Software spending is expected to increase from $244 billion in 2010 to $351 billion in 2015, representing approximately 8% CAGR.  Telecommunications will account for the biggest spending with expectation of increasing from $2.0 trillion in 2010 to $2.5 trillion in 2015, representing a 4.6% CAGR.

IT Solutions

The Cloud and Managed Services Market

Managed service is a service managed and delivered by a provider under a contracted service level agreement. A managed service provider takes complete management responsibility to deliver a service that was traditionally delivered by the internal staff.  They have to be customized based on the unique needs of the organization and the service provider's portfolio of services. Over the last decade, IT service providers have become leaders by moving up through the business value chain. Having acquired functional knowledge of businesses, these solutions providers have developed the ability to provide managed business and operational system support services besides network and systems. Managed services have proven to be significant transforming agents for businesses in today's highly complex and fast moving technology space where meeting and exceeding a price sensitive customer demand is of utmost importance.

Third party managed service providers for IT operations, whose business strategy and models are aligned to meet a customer's IT operation's needs are better positioned to build efficiencies within the system. They offer technological and transformation expertise to organizations whose core business is not focused on IT operations. Managed IT services can fall into categories such as plan and design, build, hosting and operate. Plan and design entails planning, designing, development, and optimization of business applications, support systems, network, and systems. Functions served are service desk, backup,  and recovery.  Build entails technology evaluation, integration, and implementation of networks, services, and end user application development, maintenance and support of business systems. Hosting is where businesses outsource the complete IT infrastructure and host business applications and support systems on a service provider's network. The service provider is responsible for application availability and performance whereas the business focuses completely on its core business strategies and market leadership. Value proposition for managed services include benefits such as freeing up resources and focusing on core business, driving efficiency through service level management, sharing responsibility, risks and rewards with trusted partner, accessing experts, enterprise tools and world-class methodologies and achieving higher levels of service, which leads to what really matters to organizations - reduction in Opex and optimization of Capex.

According to Gartner, spending on cloud services has outpaced other sectors and is growing more than four times the overall global IT spending. Gartner forecasts worldwide market for public cloud services of all types was $74.3 billion in 2010, up from $58.6 billion in 2009, representing a growth rate of 26.7%. The market for cloud services aimed at IT buyers, excluding business process services, was $14 billion in 2010 and is projected to be $43.3 billion in 2015, representing a 25.3% CAGR. By 2015, the total market will be worth $176.8 billion, which represents a five-year CAGR from 2010 of 18.9%. With such robust growth cloud services spending still accounts for only 5% of overall global IT spending.   Within cloud services, Gartner expects PaaS market to grow from $512 million in 2010 to $1.7 billion in 2015, representing a CAGR of 27.9%.

The Security Services Market.  According to IDC, less than one third of the information in the digital universe has at least minimal security or data protection, and only about half the information that should be protected is protected. The amount of information that needs to be secured is growing faster than the ability to secure it as enterprises migrates more and more sensitive business data to the cloud and mobile devices. Social networking and other collaboration tools are also area for potential sensitive data leaks.

Gartner predicts that corporate spending across the world for a broad swath of security services will climb from about $35 billion in 2011 to over $49 billion in 2015, with the managed security services expected be among the fastest growing segments. Gartner predicts that managed security services will grow from about $8.0 billion in 2011 to $14.9 billion in 2015. Other segments, such as security consulting, are also expected to experience rapid growth, rising from $9.6 billion in 2011 to $12.2 billion in 2015.  Security services purchases are usually tied to purchases of hardware and software according to Gartner. The North American security services market is expected to surpass $14.6 billion in 2012 and grow to $19.0 billion in 2015.

Mobile Access and Managed File Transfer.  The managed file transfer (MFT) market has grown rapidly as enterprises seek unified management over the mass movement of information. Most enterprises are limited in their file transfer capabilities and often faced with challenges to meet increasing business demands from partners, customers and new business initiatives, while assuring security and exercising governance over the transfer of data.  Benefits of managed file transfer include the consolidation of file sharing applications to a single platform for an entire organization, elimination of hardware and software needs, easy to scale and high security standards. Managed file transfer and the need to access data are also carrying over to mobile platforms. Accessing data and files from mobile devices will continue to grow at an exponential rate as adoption of smartphones and tablets continue to increase on consumer and enterprise levels, carrier networks become faster and data usage increases per user. While laptops remain as the main device used to connecting to the Web, accessing and transferring files, and consuming data, smartphones and tablets will eventually outpace laptops in data consumption mainly due to they ability to perform the functions of a laptop and the proliferation of streaming videos and device applications.  Gartner expects mobile data traffic to grow 26-fold between 2010 and 2015 with mobile data revenue more than doubling from $257 billion to $552 billion in 2015. According to the IDC, the market size for worldwide mobile device management was estimated to be $265 million in 2009 and is forecasted to grow to $383 million by 2014 at a CAGR of 7.6%.

The Data Center Market

According to studies prepared by IDC, the amount of digital information created and replicated in a year, grew by 62% in 2009 and by 50% in 2010 reaching 1.2 zettabytes. In 2011 it is expected to reach 1.8 zettabytes, or double the size in 2009. Considering this growth, IDC is predicting that by 2020, the Digital Universe will expand to 35 zettabytes, or 44 times the size it was in 2009.

IDC forecasts that as much as 15% of the information in the Digital Universe in 2020 could be part of a cloud service – created in the cloud, delivered to the cloud, stored and manipulated in the cloud, etc. Additional information could also “pass through the cloud,” that is, be transported using a cloud services email system or shared community, be stored temporarily on disk drives in the cloud, be secured via a cloud service, etc. By 2020, more than a third of all the information in the Digital Universe will either live in or pass through the cloud.

As the amount of digital information expands and gets more complex, processing, storing, managing, securing, and disposing of the information in it become more complex as well. As a consequence, IDC believes that, over the next decade, the number of servers (virtual and physical) worldwide will grow by a factor of 10, the amount of information managed by enterprise data centers will grow by a factor of 50, and the number of files the data center will have to process will grow by a factor of  at least 75.

According to Gartner, worldwide data center hardware spending is projected to reach $98.9 billion in 2011, up 12.7% from 2010 spending of $87.8 billion. Data center hardware spending is forecast to total $106.4 billion in 2012, and surpass $126.2 billion in 2015. Data center hardware spending includes servers, storage and enterprise data center networking equipment. According Gartner, growth is expected to be highest in emerging regions, particularly Brazil, Russia, India and China (the BRIC countries).  Currently, large data storage is the main growth driver in this market. Although only a quarter of data center hardware spending is on storage, almost half of the growth in spending is expected to come from the storage market.

The largest data center operators (generally exceeding 500 racks of equipment) are expected to increase their share of spending from 20% of the overall market in 2010 to 26% in 2015, driven by the migration of customer data into the cloud and the transition from internal, company owned data centers to external managed by third-party providers.

The IT Virtualization Market

Virtualization of software and servers create more effective automated control of business processes. The on-demand deployment model depends on the implementation of cloud computing.  The ability to deploy virtual application images on any platform at any time has increased significantly.  Users can access their full corporate desktops through iPads, smartphones and other connected devices.  Organizations will be attracted by the lower overall energy requirements of virtual desktops, enhanced business continuity and disaster recovery capabilities, cost savings, better end point security, matching employee needs and workplace transformation. Business software as a service (SaaS) applications and cloud computing models have matured and adoption has become an issue for every IT department.  Private cloud systems provide security, response time, and service availability.  Applications, platforms, and infrastructure are evolving separately.  SaaS software as a service application is widely known by the salesforce.com computing model.  Platform as a service (PaaS) and infrastructure as a service (IaaS) complement SaaS as compelling aspects of cloud computing and infrastructure services.  An organization's application development team and the application portfolio need to be managed gradually as a part of the IT infrastructure.  It is generally managed on an application by application basis.  Applications represent a major source of IT value and are a large IT cost component.

Markets depend on virtualization to make information technology delivery a utility. On demand systems scale to meet the needs of users and users only pay for the capacity they use. Strategies relate to different ways to position software, hardware and services for the most effective product set.  The popularity of the on-demand deployment model has increased significantly.  According to WinterGreen Research, the virtualization market is expected to grow from $5.8 billion in 2010 to $16.0 billion in 2017, representing a CAGR of 15.6%.

The Data Storage and Archiving Solutions Market

The managed storage services provide the means for clients to outsource certain tasks and functions of archiving a company's data for services such as disaster recovery, backups, and offsite mirroring. The software and services provided help enterprise IT organizations better manage the complexities of their data storage environments and can increase management control and asset efficiencies to reduce storage management costs and complexities. With data and information being the lifeblood of the digital economy and as companies seek to collect greater client data, and archive those metrics, it becomes more important to determine how to manage and save these measurements cost-effectively.

Long-term market drivers would include data buildup, advancements in transfer speeds and growth of streaming media.  As clients gain greater sources for data, capturing a plethora of information from point of sale, marketing, and other corporate needs, storage is even more critical. While hosting companies store data on their server, storage companies back up mission-critical data for quick and easy storage and recovery. Growth of market, driven by content-rich applications has also played its role and will continue to motivate users to seek outsourced options for storage. Advancements in transfer speed have allowed storage companies the ability to transfer large amounts of data anywhere in the world faster and more reliably. For example, the decrease in bits per second costs of transferring data over a long distance has accelerated the growth of Social Service Payment Systems (SSPs), Virtual Private Networks (VPNs), and other Internet Protocol (IP) markets. The growth of streaming media on the Internet has also created a demand for high capacity storage of audio and video data files. As streaming media files become more quality orientated and depth of content increases, the need for reliable storage and recovery of streaming media files grows. This also opens the paradigm for new business markets. For example, a music dealer with music videos online through which customers can purchase and download a current video, enabling the transaction to take place. With managed storage extended, a business can put the most commonly accessed data on the edge. Modular services mean that a client picks the hosting, storage, and the CDN side to create a customized modular solution for their data needs.

According to Gartner, worldwide storage professional services is forecasted to grow from $14.7 billion in 2009 to $18.3 billion in 2014. The strongest growth will come from Asia / Pacific with $853 million in 2009 to $1.4 billion in 2014, representing an 11% CAGR, followed by Latin America with 8.0% CAGR from $443 million in 2009 to $653 million in 2014.

The Business Process Outsourcing (BPO) Market

The global BPO market is forecasted to grow 6.0% and 3.3% in 2011 and 2012 respectively, according to studies conducted by Gartner.  Through 2015, the global BPO market is expected to grow at a CAGR of 4.2%.  The United States still remains as the largest BPO market with its five year growth rate at 3.8% primarily due to economic uncertainties and consolidations, while emerging countries are expected to grow almost twice the pace of the overall global rate.  The main reason for the strength in emerging countries is that large enterprises continue to use BPO to reduce costs.  In addition, there has been an uptick in transaction volume in recruiting, billing, marketing campaign design, communication and planning in the customer management domain.

According to Gartner, North America is expected to grow 3.6% in 2011 with a five year CAGR of 3.9%. The low growth rate is attributable to the housing market still being in the slump and high unemployment rate. Through 2015, Gartner expects Asia / Pacific to have higher demand for services related to Customer Management (CM), Human Resource (HR) outsourcing, Finance and Accounting outsourcing, banking and financial services such as credit card processing and mortgage services, billing services within the telecom sector and supply management BPO including procurement outsourcing. Asia / Pacific is expected to grow 16.2% in 2011 with a 9.8% CAGR up to 2015. The main regions responsible for driving the growth will be China, India and Australia.  Latin America is expected to grow 13.2% in 2011 with a CAGR of 9.2% through 2015. Growth will predominately come from Brazil as adoption of BPO increases from domestic companies and large enterprises with presence.

According to Gartner, BPO spending in 2010 was $99.9 billion for North America, $9.0 billion for Asia / Pacific and $7.4 billion for Latin America and is expected to increase in 2015 to $120.8 billion for North America, $14.3 billion for Asia / Pacific and $11.5 billion for Latin America.

The Smart Grid Market

Frost & Sullivan states the worldwide market in 2010 was $24.0 billion, which is expected to grow at 59.7% and they are projecting an average annual growth rate of 26.6% from 2010 through 2017. Spending in the US is estimated at about $9.5 billion per year according to Green Tech Media, is expecting to level off or even decline as the federal government supported project complete their implementation. EMEA is expected to be a high growth region with an energy directive focused toward 80% smart meter penetration in the residential sector by 2020 and 25 percent of the meters in the EU will be “smart” by the end of 2012. According to Frost & Sullivan a group of 25 countries in Eastern Europe, Latin America, Africa and Southeast Asia will represent a $27 billion smart metering market which could reach $49 billion by 2020. The cost of smart grid is about 40% for the meter, 20% for installation, 15% system integration, 10% communication, and 5% program management.

The Brazilian Market Opportunity

Brazil has experienced strong fundamental growth over the last decade driven by major changes in the macroeconomic framework of Brazil which has encouraged Foreign Direct Investment (FDI).  During the last decade, the stronger than average growth has been supported by the new environment created by the public policies changes and through the commodities boom driven by demand from China. For the next decade, Brazil’s growth is expected to pick up more speed as big new deep-sea oilfields come on stream, and as Asian economies appetite for food and minerals from the country’s vast land continues to expand.  The Centre for Economics and Business Research (CEBR) reported that Brazil has overtaken Britain as the world’s sixth largest economy.

Government policies to promote investments, especially in infrastructure and in the industrial capacity, formally listed on the Government’s Growth Acceleration Plan (PAC), has enhanced the opportunities generated by the size, diversity and growth potential of the Brazilian market. The growth in industrial production, foreign and local investments will increase the demand for IT products and services.

Additionally, the World Cup in 2014 and the Olympics in 2016 will have great economic impacts in the country. The World Cup is more important for the country as a whole, since it will be held in 12 different cities and generating investments over a larger scope of the country. The projected cost for both sporting events is of approximately $63 billion ($52 billion for the World Cup and $11 billion for the Olympics), equivalent to 3.8% of Brazilian GDP. In recent years, investments in infrastructure such as transport, hotels, airports, among others, have cost about 0.72% of GDP per year. Currently, the estimate for the next seven years is an increase of 75% for annual investments.

The growth in the Brazilian population and increasing residential broadband penetration region wide has driven strong growth in Internet usage in Latin America, increasing the demand for network bandwidth. Brazil specifically is benefiting as more people move from shared-access environment to home and work use making it the 8th largest Internet audience in the world supported by its 20% growth in 2010.  Internet services and offerings such as eCommerce, online banking, online video and streaming, presidential elections and social networking, are becoming more mainstream and driving growth in data usage and internet start-ups.

Global Internet Users

Source: ComScore: The Brazilian Online Audience – February 2011

Information Technology Industry in Brazil

The Brazilian IT market is the largest in Latin America (Chart above) and the eighth largest globally. Brazil’s IT market is expected to reach U.S. $113.2 billion in 2011. Latin America is currently 8.2% of the worldwide IT market, with Brazil representing 43% of it.  Domestic and international companies are expected to continue to invest in IT to support robust economic growth in Brazil, representing a CAGR of 11% from 2011 through 2015.

The Latin American IT Market by Size: Regional Comparison, 2010 (% of total region)

Source: IDC

Worldwide IT Growth Comparison: 2011-2015 (CAGR)

Source: IDC vQ2 2011 WW Blackbook

Brazil’s IT growth forecast is positive due to two main factors: economy (GDP) growth and an increase in IT investments by existing companies. During the global recession, Brazilian companies performed better than their global counterparts and invested in technology as a key enabler to increase competitiveness.  This has positioned Brazil to continue to experience strong growth as market segments continue expanding their penetration and demand for IT as demonstrated below by Gartner’s IT spending forecast for Brazil:

Brazil IT Spending Forecast in Brazil, 2010 – 2014 (USD Billion)

	2010	2014	CAGR % 2010-2014
Computing Hardware	$12.8	$21.9	14.3
Software	3.2	5.7	15.3
IT Services	13.1	19.5	10.6
Telecommunications	84.0	117.8	8.8
Total IT	$113.1	$164.9	9.9

     Source: Gartner: Emerging Market Analysis: BRIC, Setting Course for Steady Growth, 2011

According to Gartner, Chief Investment Officers’ (CIO) have remained conservative implementing new technologies, waiting until it has been proven in similar environments.  Virtualization, which is already mainstream with larger corporations, is expected to demonstrate increased acceptance with small and medium size businesses over the next couple of years.  In addition, continued broadband deployment is enabling companies to seriously evaluate transitioning more of their IT services to the cloud.  Lastly, adoption of smartphones is driving the demand for mobile services and computing, requiring additional investments in IT infrastructure to support demand.

By 2014, the global external IT spending by SMBs is projected to grow to more than $1 trillion, with a five year CAGR of 5.7%.  As small businesses increase in size, more business processes are being automated through application implementation along with increased infrastructure requirements for servers and networking.  The SMB market is expected to increase from 45% in 2010 to 48% in 2014 as more affordable technology enables SMBs to integrate IT solutions into their business processes.  Latin America SMBs, classified as 100 to 1,000 employees, are expected to outpace the world, growing from $23.9 billion in 2010 to $34.5 billion in 2014, representing a 10.4% CAGR.  In addition, approximately 76% of Brazilian SMBs invest only 0.5% to 2% of their gross revenues on IT, which is our target market.  Brazilian SMB’s under investment in IT demonstrates the market opportunity to capitalize on future IT spending as their IT budgets continue to expand.

The Brazil IT services market grew 24.8% in 2010 versus 2009, reaching $13.5 billion, which represents 2.3% of the global IT services market. According to IDC, in addition to robust investments in hardware (servers, storage devices, peripherals and networking equipment), specialized solutions in virtualization, consolidation, cloud computing, Enterprise Resource Planning (ERP) and Business Intelligence (BI) tools will continue to be major growth drivers. Furthermore, a greater boost in IT spending by both public and private organizations is forecast due to the increases in demand for IT solutions, particularly those related to Brazil’s IT infrastructure investments for the staging of the World Cup in 2014 and the Rio Olympics in 2016.

Item 1A.  Risk Factors.

RISK FACTORS

We have a history of operating losses and we may need additional financing to meet our future long term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of approximately $11,496 for the year ended December 31, 2011 and a consolidated net income of approximately $12,398 for the year ended December 31, 2010. As of December 31, 2011, our accumulated deficit was approximately $23,784. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We may require additional funds in the future to fund our business plans, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

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

Our IT services and solutions have a long sales cycle that may materially adversely affect our business, financial condition and results of operations.

A customer's decision to purchase other services and solutions from us typically involves a significant commitment of resources, including time. These long sales cycles for new business not currently under contract tend to make the timing and amount of our revenue unpredictable. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not result in revenue. As a result of these factors, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. Delays due to length of our sales cycle may also materially adversely affect our  business, financial condition and results of operations.

Our customers may choose to in-source IT capabilities as a substitute for our services and solutions, consolidate our relationships with other providers or choose to manage their IT infrastructure in different ways, any of which could adversely affect our success.

As our customers grow in size and complexity and develop more comprehensive back office capabilities, there is an increasing likelihood that we will choose to in-source key IT activities which were previously provided by us in an attempt to reduce expenses. Although we focused on building our customer base of small to medium-sized businesses, currently, many of our top 10 customers consist of relatively large enterprises, which may further develop their own internal IT or data storage capabilities, thereby decreasing or eliminating the need for our services and solutions. Additionally, our IT customers may establish relationships or strengthen existing, or form new relationships with systems integrators, third party consulting firms or other parties, which could lead them to terminate their relationships with us, or pursue alternative means to manage their IT infrastructure or data center related activities. If customers representing a material portion of our revenue base decide to terminate the services and solutions we provide for them, our revenue could materially decline and this may adversely affect our business, operating results and financial position.

If our security systems are breached we could incur liability, our services may be perceived as not being secure, and our business and reputation could suffer.

Our IT business involves the storage, management and transmission of the proprietary information of customers. Although we employ control procedures to protect the security of data we store, manage and transmit for our customers, we cannot guarantee that these measures will be sufficient for this purpose. Breaches of our security could result in misappropriation of personal information, suspension of hosting operations or interruptions in our services. If our security measures are breached as a result of a third-party action, employee error or otherwise, and as a result customers' information becomes available to unauthorized parties, we could incur liability and our reputation would be damaged. This could lead to the loss of current and potential customers. If we experience any breaches of our network security due to unauthorized access, sabotage, or human error, we may be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems. We also may not be able to remedy these problems in a timely manner, or at all. Because techniques used to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures. Our systems are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial email, or spam. Being subject to these events and items could cause a loss of service and data to customers, even if the resulting disruption is temporary.

The property and business interruption insurance our IT business carries may not provide coverage adequate to compensate us fully for losses that may occur or litigation that may be instituted against us in these circumstances. We could be required to make significant expenditures to repair our systems in the event that they are damaged or destroyed, or if the delivery of our services to our customers is delayed and our business could be harmed.

In addition, the U.S. Federal Trade Commission and certain state agencies have investigated various companies' use of their customers' personal information. Various governments have also enacted laws protecting the privacy of consumers' non-public personal information. Our failure to comply with existing laws (including those of foreign countries), the adoption of new laws or regulations regarding the use of personal information that requires us to change the way we conduct our business, or an investigation of our privacy practices could increase the costs of operating our business.

We are highly dependent on third-party service and technology providers and any loss, impairment or breakdown in those relationships could damage our operations significantly if we are unable to find alternative providers.

We are dependent on other companies to supply various key components of our infrastructure, including network equipment, telecommunications backbone connectivity, the connections from our customers' networks to our network, and connections to other Internet network providers. We are also dependent on the same companies for the hardware, software and services that we sell and deliver to our customers. For example, approximately 33%, 28%, and 27% of the products we sell in the U.S. are provided by Symantec, Oracle, and NetApp respectively, based on 2010 billings. There can be no assurance that any of these providers will be able to continue to provide these services or products without interruption and in an efficient, cost-effective manner, or that they will be able to adequately meet Consonus’ needs as its business develops. There is also no assurance that any agreements that we have  in place with these third-party providers will not be terminated or will be renewed, or if renewed, renewed on commercially acceptable terms. If Consonus or Cimcorp are unable to obtain required products or services from third-party suppliers on a timely basis and at an acceptable cost, we may be unable to provide our data center and IT infrastructure services and solutions on a competitive and timely basis, if at all. If our suppliers fail to provide products or services on a timely basis and at an acceptable cost, we may be unable to meet our customer service commitments and, as a result, we may experience increased costs or loss of revenue, which could have a material adverse effect on our business, financial condition and operating results.

We sell products and services from third parties that may require us to pay for such products and services even if our customers fail to pay us for the products and services, which may have a negative impact on our cash flow and operating results.

In order to provide services such as bandwidth, managed services, other network management services and infrastructure equipment, we contract with third party service providers, such as Sun/Oracle Corporation, NetApp, Inc., XO Holdings, Inc., VeriSign, Inc. and Hewlett Packard Company. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a product or service, we will remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse effect on our financial performance, cash flow and operating results.

We may fail to adequately protect our proprietary technology, which would allow competitors or others to take advantage of our research and development efforts.

We rely upon trade secrets, proprietary know-how, and continuing technological innovation to develop new data center and IT infrastructure services and solutions and to remain competitive. If our competitors learn of our proprietary technology or processes, they may use this information to produce data center and IT infrastructure services and solutions that are equivalent or superior to our services and solutions, which could materially adversely affect our business, operations and financial position. Our employees and consultants may breach their obligations not to reveal our confidential information, and any remedies available to us may be insufficient to compensate for our damages. Even in the absence of such breaches, our trade secrets and proprietary know-how may otherwise become known to our competitors, or be independently discovered by our competitors, which could adversely affect its competitive position.

We are dependent on the reliability and performance of our internally developed systems and operations. Any difficulties in maintaining these systems, whether due to human error or otherwise, may result in service interruptions, decreased service quality for its customers, a loss of customers or increased expenditures.

Our revenue and profit depend on the reliability and performance of our services and solutions. We have contractual obligations to provide service level credits to almost all of our customers against future invoices in the event that certain service disruptions occur. Furthermore, customers may terminate their agreements with us as a result of significant service interruptions, or our inability, whether actual or perceived, to provide our services and solutions at desired quality levels or at any time. If our services are unavailable, or customers are dissatisfied with our performance, we could lose customers, our  revenue and profits would decrease and our business operations or financial position could be harmed. In addition, the software and workflow processes that underlie our ability to deliver our services and solutions have been developed primarily by our employees and consultants. Malfunctions in the software we use or human error could result in our inability to provide services or cause unforeseen technical problems. If we incur significant financial commitments to our customers in connection with our failure to meet service level commitment obligations, we may incur significant liability and our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our operating results.

We operate in a price sensitive market and are subject to pressures from customers to decrease our fees for the services and solutions we provide. Any reduction in price would likely reduce our margins and could adversely affect our operating results.

The competitive market in which we conduct our business could require us to reduce our prices. If our competitors offer discounts on certain products or services in an effort to recapture or gain market share or to sell other products, we may be required to lower our prices or offer other favorable terms to compete successfully. Any of these changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may bundle products and services that compete with us for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. In addition, many of the services and solutions that we provide sand market are not unique to us and our customers and target customers may not distinguish our services and solutions from those of our competitors. All of these factors could, over time, limit or reduce the prices that we can charge for our services and solutions. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenue resulting from lower prices would adversely affect our margins and operating results.

If we are unable to retain and grow our IT customer base, as well as our end-user base, our revenue and profit will be adversely affected.

In order to execute our business plan successfully, we must maintain existing relationships with our IT customers and establish new relationships with additional small and medium-sized businesses. Our ability to attract customers will depend on a variety of factors, including the presence of multiple telecommunications carriers and our ability to provide and market an attractive and useful mix of products and services. If we are unable to diversify and extend our customer base, our ability to grow our business may be compromised, which would have a material adverse effect on our financial condition and results of operations.

If economic or other factors negatively affect the medium-sized business sector, our customers and target customers may become unwilling or unable to purchase our services and solutions, which could cause our revenue to decline and impair our ability to operate profitably.

Many of our existing and target customers include medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns, such as the ongoing recession, than larger, more established businesses. Additionally, these businesses often have limited funds, which they may choose to spend on items other than our services and solutions. If a material portion of the medium-sized businesses that we services, or are looking to service, experience economic hardship, these medium-sized businesses may be unwilling or unable to expend resources on the services and solutions we provide, which would negatively affect the overall demand for our services and could cause our revenue to decline.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

The markets in which we operate are characterized by changing technology and evolving industry standards. There can be no assurance that our current and future competitors will not be able to develop services or expertise comparable or superior to those we have developed or to adapt more quickly than we do to new technologies, evolving industry standards or customer requirements. Failure or delays in our ability to develop services and solutions to respond to industry or user trends or developments and the actions of our competitors could have a material adverse effect on our business, results of operations and financial condition. Our ability to anticipate changes in technology, technical standards and product offerings will be a significant factor in the success in our current business and in expanding into new markets.

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

Also, we must continue to hire highly qualified individuals who have technical skills and who work well with our clients. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff engagements and to maintain and grow our business could be limited. In such a case, we may be unable to win or perform contracts, and we could be required to engage larger numbers of subcontractor personnel, any of which could cause a reduction in our revenue, profit and operating results and harm our reputation. We could even default under one or more contracts for failure to perform, which could expose us to additional liability and further harm our reputation and ability to compete for future contracts. In addition, some of our contracts contain provisions requiring us to commit to staff engagements with specific personnel the client considers key to our performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, or otherwise staff our work, the client may reduce the size and scope of our engagement under a contract or terminate it, and our revenue and operating results may suffer. In addition, consistent with their employment agreements, Nana Baffour, our CEO and Johnson Kachidza, our President and CFO, are only required to dedicate at least 65% of their time to of the Company. Our inability to utilize more than 65% of their time may adversely affect our ability to execute on our business plan.

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

Acquisitions that we complete may expose us to a number of unanticipated operational or financial risks, including:

•	the business we acquire may not prove to be profitable and my cause us to incur additional consolidated losses from operations;

•	we may have difficulty integrating new operations and systems;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may experience additional financial and accounting challenges and complexities in areas such as internal control, tax planning and financial reporting;

•	we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipate.

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

We derive significant revenue and gross profit from government contracts internationally that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including:

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

We provide  some of our services to clients primarily under three types of contracts: time-and-materials contracts; fixed-price contracts; and bundled service agreement contracts. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract. To the extent our working assumptions prove inaccurate, we may lose money on the contract, which would adversely affect our operating results.

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

We currently have international operations and expect to expand these operations over time. Such international business operations will be subject to a variety of risks associated with conducting business internationally, including the following:

•	changes in, or interpretations of, foreign regulations that may adversely affect our ability to perform services or repatriate profits, if any, to the United States;

•	difficulties in developing, staffing, and managing a large number of foreign operations as a result of distance, language, and cultural differences;

•	economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the existence of inconsistent laws or regulations;

•	the imposition or increase of investment requirements and other restrictions or requirements by foreign governments;

•	uncertainties relating to foreign laws and legal proceedings;

•	fluctuations in foreign currency and exchange rates; and

•	failure to comply with U.S. laws (such as the Foreign Corrupt Practices Act), and local laws prohibiting payments to corrupt government officials.

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

Our business depends on providing services to corporate clients and governments. In the past two years, economic conditions have deteriorated significantly in the United States and internationally, and may remain depressed for the foreseeable future. Slowdowns in the economy may reduce the demand for our services by causing our clients to delay or abandon implementation of new systems and technologies. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. These economic factors could have a material adverse effect on our financial condition and operating results.

Our ability to use our net operating loss carryforwards may be subject to limitation which could result in increased future tax liability for us.

Generally, a change of more than 50% in the ownership of a company’s stock, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. As a result, if we earn net taxable income, our ability to use our net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could result in increased future tax liability for us.

We have related party transactions, which may be viewed unfavorably by investors.

We have consummated several transactions with affiliated parties (See Item 13 entitled “Certain Relationships and Related Transactions, and Director Independence”). Investors may view such transactions unfavorably and may be reluctant to purchase our stock, which could negatively affect both the price and market for our common stock.

We are controlled by our current officers, directors and principal stockholders.

Our directors, executive officers and controlling persons as a group beneficially own approximately 53.1% of our Common Stock.   Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions, such as merger or other sale of our company or assets. Thus, actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $25.8 million at December 31, 2011 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Risks Relating to our Operations in Brazil

The Brazilian federal government has historically exercised, and continues to exercise, significant influence over the Brazilian economy. Brazilian political and economic conditions will have a direct impact on our business and may have a material adverse effect on us.

The Brazilian federal government’s economic policies may have important effects on Brazilian companies, including our subsidiary Cimcorp, and on market conditions and prices of securities of companies whose business is conducted in Brazil.  Our financial condition and results of operations may be adversely affected by the following factors and the Brazilian federal government’s response to these factors:

•	devaluations and other exchange rate movements;

•	inflation;

•	exchange control policies;

•	price instability;

•	interest rates;

•	liquidity of domestic capital and lending markets;

•	tax policy and regulations;

•	environmental policy and regulations;

•	labor dispute;

•	war and civil disturbances;

•	delays in obtaining or the inability to obtain necessary government permits;

•	limitations on ownership;

•	limitations on repatriation of earnings;

•	import and export restrictions; and

•	other political, diplomatic, social and economic developments in or affecting Brazil.

Uncertainty over whether the Brazilian federal government will implement changes in policy or regulations that may affect any of the factors mentioned above or other factors in the future may lead to economic uncertainty in Brazil and increase the volatility of the securities of companies doing business in Brazil, which may have a material adverse effect on our results of operations and financial condition.

Inflation and government measures to curb inflation may adversely affect the Brazilian economy, the Brazilian securities market, our business and operations and the market prices of our common shares.

            Brazil has experienced high rates of inflation. According to the General Market Price Index (Índice Geral de Preços – Mercado), or “IGP-M”, a general price inflation index, the inflation rates in Brazil were 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, 7.7% in 2007, 9.8% in 2008 and deflation of 1.7% in 2009 and inflation of 11.3% for 2010. In addition, according to the National Extended Consumer Price Index (Índice Nacional de Preçosao Consumidor Amplo), or “IPCA”, published by the IBGE, the Brazilian price inflation rates were 7.6% in 2004, 5.7% in 2005, 3.1% in 2006, 4.5% in 2007, 5.9% in 2008, 4.3% in 2009 and 5.9% in 2010. The Brazilian government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting availability of credit and reducing economic growth. Inflation, actions to combat inflation and public speculation about possible additional actions have also contributed materially to economic uncertainty in Brazil.

Inflation in Brazil has increased and Brazil may experience high levels of inflation in future periods. Periods of higher inflation may slow the rate of growth of the Brazilian economy, which could lead to reduced sales.  Inflation is also likely to increase some of our costs and expenses, which we may not be able to pass on to our customers and, as a result, may reduce our profit margins and net income.

Our reporting currency is the U.S. dollar but a substantial portion of our sales is in Brazilian reais, so that exchange rate movements may increase our financial expenses and negatively affect our profitability.

Most of our costs and expenses and a portion of our revenue are in Brazilian reais, but our financial statements are in U.S. dollars. The results of our Brazilian subsidiary’s operations are translated from reais into U.S. dollars upon consolidation. When the U.S. dollar strengthens against other currencies, our net sales and net income may decrease.

Significant volatility in the value of the real in relation to the U.S. dollar may affect the dollar values we receive from our operations.

The Brazilian currency has historically suffered frequent devaluations. In the past, the Brazilian government has implemented various economic plans and exchange rate policies, including sudden devaluations and periodic mini-devaluations, during which the frequency of adjustments has ranged from daily to monthly, floating exchange rate systems, exchange controls and dual exchange rate markets. There have been significant fluctuations in the exchange rate between the Brazilian currency and the U.S. dollars and other currencies.  Because our Brazilian subsidiary’s costs and revenue will be in Brazilian reais, devaluation of the real against foreign currencies may generate an increase in our funding costs and expenses with a negative impact on our ability to finance our operations through access to the international capital markets and on the market value of the common shares if there is a public market for the common shares. A strengthening of the real in relation to the U.S. dollar generally has the opposite effect. Further devaluations of the Brazilian currency may occur and impact our business in the future. These foreign exchange and monetary gains or losses can be substantial, which can impact our earnings from one period to the next.

Changes in tax laws may increase our tax burden and, as a result, adversely affect our profitability.

The Brazilian government regularly implements changes to tax regimes that may increase the tax burden on our Brazilian subsidiary. These changes include modifications in the rate of assessments and, on occasion, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes.  The effects of any future tax changes have not been, and cannot be, quantified.

A significant portion of our revenues from our Brazilian subsidiary is derived from contracts in the public sector.

Cimcorp has contracts with governmental agencies for the provision of data center, virtualization and cloud computing services, which contracts account for 85% of Cimcorp’s revenues for the period August 31, 2011 through December 31, 2011.  Changes in procurement policies or the termination of any of these relationships may have an adverse impact on our revenues.

Risks Related to Ownership of our Securities

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

The successful execution of our business plan requires significant cash resources, including cash for investments and acquisition. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all.  Changes in business conditions and future developments could also increase our cash requirements. To the extent we are unable to obtain external financing, we will not be able to execute our business plan effectively. Although we recently procured a $5,000,000 working capital line of credit, our ability to draw upon that line is subject to our compliance with covenants such as net worth, operating profits and adequate accounts receivable balances. Further, this line of credit is secured by all of our assets and a default under the revolving credit facility agreement could result in our creditor foreclosing on some or all of our assets. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

Even if our common stock is listed for trading on the OTCQX U.S. or OTCQX U.S. Premier, our shares of common stock may be thinly traded, so you may be unable to sell your shares of common stock at or near ask prices or at all.

We intend to apply for listing of our common stock on the OTCQX U.S. or OTCQX U.S. Premier, but cannot assure you that this listing or listing on any other exchange will ever occur. Even if our shares are listed on such exchange, we cannot assure that you will obtain sufficient liquidity in your holdings of our common stock.

Our common stock is currently traded on the OTC Bulletin Board where they have historically been thinly traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.

This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to purchase or recommend the purchase of our shares until such time as we have become more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.  Even if a market for our shares of common stock does develop, the market price of our common stock may continue to be highly volatile.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal control over financial reporting.  Accordingly, we are subject to the rules requiring an annual assessment of our internal controls.  The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting are not effective, as defined in Section 404, we cannot predict how regulators will react or how the market price of our common stock will be affected.  There is a risk that investor confidence and share value will be negatively impacted

We have reported several material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.

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

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Certificate of Incorporation authorizes our Company to issue up to 10,000,000 shares of blank check preferred stock.  Currently no preferred shares are issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 10,282,532 shares of our common stock outstanding as of April 16, 2012, 5,525,377 shares are freely tradable without restriction, as of April 16, 2012. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this annual report as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock.  In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

If our common stock remains subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our common stock is listed on a national securities exchange, which would include the NYSE AMEX but exclude the Over-the-Counter Bulletin Board, or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Our stock-based incentive plans may dilute your percentage ownership interest and may also result in downward pressure on the price of our stock.

Our board has adopted stock-based incentive plans. Under our 2009 and 2011 incentive plans, effective as of January 1, 2012, we can grant a maximum of 2,808,690 shares of common stock to our officers, directors, employees and consultants. Shareholders will experience a dilution in ownership interest assuming a material issuance of shares from stock options or awards of restricted stock under the plans.  In addition, the existence of a significant amount of stock and stock options that are issuable under our incentive plans may be perceived by the market as having a dilutive effect, which could lead to a decrease in the price of our common stock.

Because we have never paid common stock dividends and have no plans to pay dividends in the future, you must rely upon stock appreciation for any return on your investment.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. There can be  no assurance that shares of our common stock will appreciate in value or even maintain the price you paid for shares of our common stock.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We maintain offices in the United States, Brazil and Europe. The following is a listing our offices that are materially important to our business:

Location	Lease Term	Lease Term Date	Monthly Lease payment
New York, NY	72 months	11/30/2017	$25,718
Albuquerque, NM	36 months	1/1/2014	$1,896
Charlotte, NC	18 months	5/31/2012	$9,486
Brno, Czech Republic	12 months	3/31/2012	$846
Belo Horizonte, Brazil	48 months	6/30/2014	$3,215
Brasilia, Brazil	36 months	6/30/2012	$2,680
São Paulo, Brazil	36 months	5/10/2013	$14,945
Rio De Janeiro, Brazil	84 months	5/10/2014	$12,961
Vitoria, Brazil	12 months	5/29/2012	$1,608
Salvador, Brazil	12 months	3/31/2012	$1,568

Our subsidiary Consonus is headquartered in Cary NC. The property is subject to a monthly mortgage payment of $24,036.

We believe that our current offices are sufficient to handle our activities for the near future.

Item 3.  Legal Proceedings.

Cimcorp bids for projects from various Brazilian government agencies.  Based on certain bids for projects from the Empresa Brasileira de Correios e Telégrafos – ECT, or Brazilian post office, an investigation by local authorities resulted in the filing of an administrative suit against a number of companies for bidding irregularities.  On July 27, 2011, the Brazilian post office authority imposed a suspension of the right of Cimcorp to contract with the Empresa Brasileira de Correios e Telégrafos - ECT for a period of five years. Cimcorp has administratively appealed the penalty, which appeal is pending judgment.  Cimcorp has also filed a writ of mandamus requesting the annulment of the administrative suit and suspension of the effects of the administrative ruling. On September 13, 2011, the judge granted a preliminary injunction to suspend the effects of the administrative ruling, which lifted the penalty applied against Cimcorp.  Recently, a public civil suit was filed by the Federal Public Prosecutor’s Office dealing with the same issue. Cimcorp will defend these charges vigorously.

Item 4.  Mine Safety Disclosures.

None

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OTC Bulletin Board Considerations

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “MMED.” The following table sets forth the high and low bid prices for our common stock for the fiscal quarters indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
Year 2011:
First Quarter	$4.50	$2.00
Second Quarter	$4.00	$0.30
Third Quarter	$3.50	$1.45
Fourth Quarter	$3.50	$1.49
Year 2010:
First Quarter	$5.75	$5.75
Second Quarter	$5.00	$4.75
Third Quarter	$4.75	$4.75
Fourth Quarter	$4.00	$2.00

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On April 13, 2012, the closing bid price of our common stock, as reported on the OTC Bulletin Board, was $1.10 per share.

Holders

As of April 16, 2012, the Company had 611 stockholders of record.

Transfer Agent

The Company's registrar and transfer agent is Continental Stock Transfer & Trust Company.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, for use in our business and therefore do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans

On July 27, 2009, the Board approved the Midas Medici Group Holdings, Inc. Stock Award and Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to give us a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide us with an incentive plan that gives officers, employees, directors, and consultants financial incentives directly linked to shareholder value.

The maximum number of shares that may be issued under the 2009 Plan is 650,000. Pursuant to the 2009 Plan, incentive stock options or non-qualified options to purchase shares of common stock may be issued.  The plan may be administered by our board of directors or by a committee to which administration of the Plan, or part of the Plan, may be delegated by our board of directors. Options granted under the Plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of 90 days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

On September 20, 2011, the Company’s Board of Directors adopted the Midas Medici Group Holdings, Inc. 2011 Incentive Stock Plan (the “2011 Plan”). The maximum number of shares that may be issued under the 2011 Plan is 650,000. However, for the period commencing January 1, 2012, the maximum number of shares issuable under the 2011 Plan shall be equal to 20% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis but shall not be less than 650,000.  Notwithstanding the foregoing, under no circumstance shall the total number of shares subject to the 2009 Plan and the 2011 Plan exceed 20% of the of the issued and outstanding shares of the Company’s common stock on a fully diluted basis. Effective as of January 1, 2012, we can grant a maximum of 2,158,690 shares under the 2011 Plan.

Pursuant to the 2011 Plan, incentive stock options or non-qualified options to purchase shares of common stock may be issued.  The plan may be administered by our board of directors or by a committee to which administration of the 2011 Plan, or part of the 2011 Plan, may be delegated by our board of directors. Options granted under the 2011 Plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of 90 days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

As of December 31, 2011, options to purchase an aggregate of 876,384 shares of common stock of the Company were granted under the MMGH Plan with a weighted average exercise price of $2.74.

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	927,675	____	1,932,306

Total	927,675		1,932,306

Recent Sales of Unregistered Securities

In September 2011, the Company issued an aggregate of 35,400 shares of common stock to all employees. The closing price on the day of grant was used to determine the market value of the shares issued. Compensation costs of $84 were charged to operations during the year ended December 31, 2011.

In November 2011, the Company issued an aggregate of 36,000 shares of common stock with a fair market value of $117 to Trilogy Capital Partners, Inc (“Trilogy”), an investor relations firm as per the Company’s agreement with Trilogy.

During the year ended December 31, 2011, the Company issued 354,047 shares of common stock for settlement of $1,147 of debt and the Company retired 425,000 shares of common stock held in treasury.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a global provider of comprehensive information technology solutions to medium sized and large commercial enterprises and government institutions in the United States and Brazil. Our solutions comprise data center and cloud computing enabling hardware, software and services. Our services include virtualization, cloud and managed services, storage and archiving solutions, smart grid services, business process outsourcing, and data center services. As part of these services we offer customized solutions for business continuity, back-up and recovery, capacity on-demand, regulatory compliance and data center best practice methodologies as well as infrastructure as a service (“IaaS”) and software as a service (“SaaS”). Our customers utilize our solutions to optimize their current and planned investments in IT infrastructure and data centers. We believe the breadth of our service offering and our consultative approach to working with clients distinguishes us from other providers.

We have developed an infrastructure that enables us to deliver our IT solutions and services agnostic as to technology platform and location through a flexible, customer-focused delivery model which spans three data center environments: customer-owned, co-location, and the cloud. By optimizing our customer’s use of secure, energy efficient and reliable data centers combined with a comprehensive suite of related IT infrastructure services, we are able to offer our customers highly customized solutions to address their critical needs of data center availability, data management, data security, business continuity disaster recovery and data center consolidation, as well as a variety of other related managed services.

We serve clients across multiple industry verticals including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare and consumer goods. Some of our larger customers in the US include The International Monetary Fund, Freepoint Commodities, State of North Carolina, Avaya and Schooldude.com, and some of our larger customers in Brazil include Cia De Tecno Da Infor Do Est MG-Prodemge, Banc Do Brasil SA, CemigDistribuicao SA, Banco Central Do Brasil and MG Secretaria De Estado De Fazenda. Utilipoint, our utilities focused offering, currently provides energy industry consulting services and proprietary research. Our highly experienced consultants leverage direct industry experience to advise utilities along the range of the utility industry value chainand we intend to take advantage of those relationships to offer utility vertical focused solutions around our core data center and managed services offerings.

As of December 31, 2011, Midas Medici has 347 employees located in the United States, Brazil and Europe.  Midas Medici is headquartered in New York City with regional offices in Cary, NC, Albuquerque, NM, Pittsburgh, PA and maintains international operations through its offices in Brno, Czech Republic and Belo Horizonte, Vitoria, Salvador, Brasilia, Curitiba, Florianopolis, Porto Alegre, Rio de Janeiro, and Sao Paulo, Brazil.

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

In December 2011, management implemented a cost cutting initiative to reduce headcount in our Brazil and US operations resulting in annualized cost savings of approximately $2 million. In our US operations, management reduced headcount by ten employees resulting in approximately $1.0 million in annualized savings. In our Brazil operations, management reduced head count by sixteen employees to achieve approximately $1.1 million in annualized cost savings.

On August 2, 2011, the Company completed the acquisition of a 80% interest in Cimcorp, pursuant to the terms of the Stock Purchase Agreement (“SPA”), as amended, among the Company, Cairene Investments, Ltd. (the “Seller”), and certain shareholders (the “Shareholders”), Cimcorp, Cimcorp Comércio Internacional e Informática S.A., a Brazilian Sociedade Anônima, Cimcorp Comércioe Serviзos Tecnolуgicos e Informбtica Ltda., a Brazilian limitada, and Cimcorp USA, LLC, a Florida limited liability company.

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Brazilian Reais ($2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.

Pursuant to the terms of the stock purchase agreement, the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustments are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of December 31, 2011, the Company recorded a liability of $4,791 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the stock purchase agreement which amended the purchase price of the Tranche A shares to Seven Million Brazilian Reais from Nine Million Reais which is the Eleven Million Brazilian Reais purchase price of the Tranche A shares less Two Million Brazilian Reais of total net debt, as defined in the stock purchase agreement, less Two Million Brazilian Reais  which has been previously paid by the Company. In addition, the amendment extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provides for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of  the interest of 3% in arrears as a penalty calculated  over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

On June 8, 2011, Midas Medici completed its acquisition of the assets of Energy Hedge Fund Center, LLC, a web portal and community for clients interested in hedge funds in the energy and commodity sectors, in a stock, cash and forgiveness of debt transaction for a total purchase price of $30. The Company issued 1,430 shares of its common stock in relation to this transaction.

On May 3, 2011, the Company completed the acquisition of WeatherWise, an energy-efficiency analytics company, pursuant to the terms of an Agreement and Plan with Weather Wise, and MMGH WW Acquisition Sub, Inc., our wholly owned subsidiary, dated as of March 29, 2011 for a total purchase price of $268. At the closing of the Merger Agreement, MMGH WW Acquisition Sub, Inc. merged with and into WeatherWise and WeatherWise became our wholly-owned subsidiary. As part of the merger, WeatherWise was rebranded “UtiliPoint Analytics,” allowing Midas to further leverage its Consonus and UtiliPoint brands to verticalize Midas into the utility sector.

On February 28, 2011, we completed the acquisition of Consonus pursuant to the terms of the Agreement and Plan of Merger with Consonus, and MMGH Acquisition Corp., our wholly-owned subsidiary dated as of April 30, 2010. Pursuant to the Merger Agreement effective February 28, 2011, MMGH Acquisition Corp. merged with and into Consonus and Consonus became our wholly owned subsidiary. With the acquisition of Consonus on February 28, 2011, the Merger was accounted for as a reverse merger and recapitalization which resulted in Midas Medici being the “legal acquirer” and Consonus the “accounting acquirer” for a total purchase price of $5,236.

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

Revenue

Our revenue is predominantly generated through data center services and IT infrastructure solutions and services, consulting and other revenue.  Data center services are comprised primarily of hosting, bandwidth, managed infrastructure, managed services, software and maintenance support services. IT infrastructure solutions and services include primarily the sale of hardware and software, along with consulting, integration and training services.

Our revenue mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Cost of revenues

Our cost of revenues consist of personnel costs, cost of sales of hardware and software, allocated lease and building costs, electricity costs and bandwidth. Payroll costs are expected to increase as employees are given increased compensation based on merit. We also expect our other costs (such as cost of revenue of hardware and software) to increase as we increase our revenues. Cost of revenues also consist of costs incurred to provide services to clients and reimbursable project expenses associated with fringe benefits, all relating to specific client engagements. Cost of revenues also include the costs of subcontractors and outside consultants, third-party materials and any other related cost of revenues, such as travel expenses.

Our gross profit percentage is affected by a variety of factors, including competition, the mix and average selling prices of our products and services, our pricing policies, the cost of hardware products, the cost of labor and materials. Our gross profit percentage could be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins.  Our gross profit percentage for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. Many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a high-margin product could significantly reduce our total gross profit percentage for that quarter.

Currently, IT infrastructure solutions typically have a lower gross profit as a percentage of revenue than our services due to the cost of various hardware products.

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

Results of Operations (Dollars in Thousands)

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Revenues. Revenues for the year ended December 31, 2011 totaled $89,690, compared to $51,626 for the year ended December 31, 2010. The increase in revenues is attributable to increased sale of infrastructure solutions and services in our US operations and the Company’s acquisition of CIMCORP, which occurred in the third quarter. We had $32,537 million in incremental revenue from acquisitions during the last five months (August to December) of the year, which contributed about 36% to our total consolidated revenues and 85% to our consolidated revenue growth.

Cost of revenues. Cost of revenues for the year ended December 31, 2011 were $65,048, or 72.5% of revenue, compared to $36,638 or 71.0% of revenue, for the year ended December 31, 2010. Cost of revenues is our largest category of operating expenses, representing more than 63.0% of our total operating expenses in 2011.The increase in cost of revenues was primarily due to the increase in revenues from the comparable period. We had $24,137 million in incremental costs of revenues from acquisitions outside the United States for the last five months (August to December) of the year, which contributed about 37.1% to our total consolidated cost of revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2011 were $33,440 compared to $19,085 for the year ended December 31, 2010. Selling, general and administrative expenses increased primarily due to professional service fees related to the Company’s Mergers and Acquisition (“M&A”), stock based compensation charges, as well as the inclusion of $13,553 of selling, general and administrative expenses (August – December) from our acquisitions outside the United States. A significant portion of our 2011 selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, a non-cash stock based compensation of $986, non-cash stock issuance for consulting services of 117, deferred compensation expense or income, and temporary personnel costs. Our SG&A includes $577 in compensation costs paid to the former partners from our Brazil operations who are no longer involved with the Company. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses. We completed three business acquisitions and one asset acquisition in 2011. Because of the timing of these acquisitions, year-to-date results include operating expenses that did not exist in the same periods last year. Our selling, general and administrative costs for 2011 include significant acquisition related expenses such as legal, accounting and valuation services performed by third parties of $3,658 for the year ended December 31, 2011 of which $1,518 was incurred by our US operations and $2,140 by our Brazil operations during the five months between August and December. In December 2011, our US operations reduced headcount for a total cost savings of $1,000 and our Brazil operations reduced headcount for a total savings of $1,100. Also, the increase in selling, general and administrative expenses in the year ended December 31, 2011 as compared to December 31, 2010 was a result of an increase in our stock based compensation charges and professional services fees related to our acquisitions activities.

Operating loss. For the year ended December 31, 2011, consolidated net loss totaled $11,496, compared to consolidated net income of $12,398 for the year ended December 31, 2010. The consolidated net income 2010 was primarily due to a recognized gain on sale of discontinued operations of $24,551 (offset by a tax expense of $7,450). A lack of this gain and increased SG&A in 2011 driven by mergers and acquisitions (“M&A”) activity contributed to the consolidated net loss in 2011.

Other income. Other income for the year ended December 31, 2011 was $3,545 and primarily consists of a gain due to foreign exchange translation and a gain on change in fair value of a purchase price contingency. In 2010, other income of $17,195 is from a gain in extinguishment of debt pursuant to the divestiture of discontinued operations.

Interest and tax expense. For the year ended December 31, 2011, interest expense was $4,597, compared to $1,752 for the year ended December 31, 2010. The increase in interest expense is a result of assumed debt and leases from our acquisition of CIMCORP, our revolving credit facility with Porter entered into in July 2011 and our junior subordinated notes incurred to facilitate our acquisition of CIMCORP. Tax provisions for the year ended December 31, 2011 resulted in tax benefits of $2,382 and $3,505 related to continuing operations for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources (dollars in thousands)

The Company's consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Our accumulated deficit at December 31, 2011 was $23,784, and we incurred a consolidated net loss of $11,496 for the year ended December 31, 2011.  On December 31, 2011, we had a working capital deficit of $34,145.

During 2011, the Company continued to execute its acquisition plan and increase top line growth while improving operating margins.  The Company’s 2011 top line growth improved 12% in the US and 17% in Brazil as compared to 2010, excluding the revenue recognition of a large project in 2010.  Certain of the acquisitions resulted in significant costs to convert the Brazilian company to a US GAAP based reporting company.  The Company believes that its 2011 acquisitions have positioned itself to list on more senior stock exchanges including the OTCQX U.S, in New York and the Alternative Investment Market stock exchange in London, either or both of which would broaden the Company’s options to raise capital.

Our US operations contributed $6,301 to our consolidated loss before income tax expense of $13,878. Of the US loss before income tax expense of $6,301, net of a gain of $2,316 from purchase accounting adjustments related to the acquisition of our Brazil operations, approximately $5,935 relates to either one time expenses on non cash expenses as follows: $1,518 was related to non recurring deal expenses for the various acquisitions closed by the Company during 2011, $1,103 was for non-cash stock compensation charges and stock issued for consulting services and $3,314 was for non-cash depreciation and amortization - primarily related to amortization of definite lived intangible assets. Our Brazil operations, which we acquired in August 1, 2011, contributed a loss before income tax expense of $7,577 primarily due to acquisition related costs of $2,717 incurred during August to December 2011 that are non-recurring and $159 in depreciation and amortization. As such $8,811 of the operating costs that contributed to our consolidated loss before income tax expense of $13,878 are either non-recurring or non-cash.

Our working capital deficit of $34,145, is primarily composed of the following accounts that impact cash flow in 2012; current maturities of long term debt of $15,745 of which $8,410 relates to revolving credit facilities that the Company expects to renew during 2012 or that have been already extended subsequent to year end, $7,255 of deferred purchase price consideration, which the Company believes will be extended in the event it are unable to pay as it becomes due, accounts payables, accounts receivables and accrued other liabilities.

Cash flow used in operations was $2,980 and $8,702 for the years ended December 31, 2011 and 2010, respectively. The cash flow used in operations resulted from the consolidated  net loss from operations of $11,496 which was primarily driven by costs incurred for M&A activities of $3,820, an increase in accounts receivables and inventory of $9,673, offset by increases in accounts payable of $14,973 and accrued liabilities of $4,911.

Net cash used in investing activities was $5,081 and net cash flow provided by investing activities was $37,954 for the years ended December 31, 2011 and 2010, respectively. Cash used in investing activities for the year ended December 31, 2011 was primarily related to cash used for the acquisition of Cimcorp and purchases of computers and office equipment and cash provided by operations for the year ended December 31, 2010 was the result of net proceeds received from the sale of a subsidiary in our US operations in 2010.

Cash provided by (used in) financing activities was $4,686 and ($24,723) for the years ended December 31, 2011 and 2010, respectively. The increase is a result of the Company securing additional working capital facilities. Proceeds received from the working capital facilities and subordinated secured promissory notes totaled $12,535 for the year ended December 31, 2011, which was offset by total repayments of debt of $7,849.

As described above the Company incurred significant losses before income tax expense of $13,878 in 2011, primarily due to non-recurring and non cash items totaling approximately $8,811.

During 2011, we took several initiatives which strengthened the Company’s ability to manage the company’s liquidity position and will continue to do so in 2012 :

•
On July 29, 2011, we entered into a Commercial Financing Agreement (“CFA”) with Porter Capital Corporation (“Porter Capital”) whereby Porter Capital can purchase up to $5,000 of our eligible accounts receivable.  Under the CFA, Porter Capital typically advances up to 90% of the total eligible amount of accounts receivable factored.  The term of the CFA is for a period of two years, with automatic one-year extensions at the option of the Company.  The Company increased its working capital line with Porter from $3,000,000 to $5,000,000 and Porter provided additional financing in the form of over advances beyond the working capital line based upon the increased accounts receivable on the Company’s books.

•
Also, on July 29, 2011, we entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes and 1,500,000 shares of common stock of the Company.  Each purchaser purchased 33,333 shares at $.01 per share for each $100,000 note purchased.   Through December 31, 2011, we sold $1,950 of notes and issued 649,998 shares of our common stock.

•	The Company reduced overhead costs dramatically in both the US and Brazil operations in December of 2011 which will result in annualized cost savings of $2,100 in the future.

•
As a result of our recent acquisition of Cimcorp and the excellent relationship Cimcorp maintains with several large financial institutions that have historically and currently provided financing, we believe that the Company has the opportunity to obtain additional working capital lines based on its new receivables it creates. In March 2012, the Company procured a new accounts receivables based working capital line for $1,179 from one of those relationship banks.

•
In April 2012 the Company entered into a revolving credit facility and promissory note with Knox Lawrence International, LLC and Quotidian, LLC of $2,000 upon which the company can draw down to support its working capital needs.

The Company expects available borrowings under the existing financing arrangements, additional financing arrangements entered into subsequent to December 31, 2011 and cash flows from operations to generate sufficient liquidity to meet the Company’s cash flow requirements through December 31, 2012. Management plans to maintain all lines of credit.

A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond the Company’s control could have a material adverse effect on the cash flows of the business and liquidity of the Company.  If this were to happen, the Company would further reduce costs or seek additional funding.

Accordingly, no adjustments have been made to the recorded amounts that might result from the outcome of the uncertainty.

Critical Accounting Policies

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

Revenue Recognition

The Company derives revenues from data center services and solutions, IT infrastructure services and solutions and equipment leases.

Data center services and solutions are comprised of managed infrastructure, managed services, sale of software and support services. IT infrastructure services and solutions include the sale of software and hardware, along with consulting, integration and training services.  Equipment leases comprise the sale of equipment through sales-type leases.

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. Delivery does not occur until products have been shipped or services have been provided and risk of loss has transferred to the client.

When the Company provides a combination of the above referenced products or services to its customers, recognition of revenues for the hardware and related maintenance services component is evaluated to determine if any software included in the arrangement is not essential to the functionality of the hardware based on accounting guidance related to “Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”  Hardware and related elements qualify for separation when the services have value on a stand-alone basis, objective and verifiable evidence of fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in its control. Fair value is determined principally by reference to relevant third-party evidence of fair value. Such third-party information is readily available since the Company primarily sells products offered by its vendors. The application of the appropriate accounting guidance to the Company’s sales requires judgment and is dependent upon the specific transaction. The Company recognizes revenues from the sale of hardware products at the time of sale provided the revenue recognition criteria are met and any undelivered elements qualify for separation.

The Company sells equipment under capital lease arrangements. The Company uses the leases topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 840, “Leases”, to evaluate whether an arrangement is a capital or operating lease and to determine classification of capital leases as either sales-type or direct financing.  For sales-type leases, the revenue allocated to the equipment is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the equipment has been installed and (ii)  receipt of the written customer acceptance certifying the completion of installation, provided collectability is reasonably assured.  The initial revenue recognized for sales-type leases consists of the present value of future payments computed at the interest rate implicit in the lease.  The determination of the fair value of the leased equipment requires judgment and can impact the split between revenue and finance income over the lease term. The Company includes interest income from sales-type leases in its revenues based on the effective interest rate of its lease agreements.  As of December 31, 2011 and 2010, the amount of interest income included as part of leases revenue is $1,630 and $0, respectively.

The Company had entered into certain sales-type leases with customers, in which the underlying equipment was initially procured using a capital lease financing that restricted the Company from transferring title or ownership. In these situations, the Company has deferred revenue and costs related to the sales-type leases until the initial capital lease financing obligation was satisfied and/or title could be transferred.

In arrangements that include multiple elements, including software licenses, maintenance and/or professional services, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand alone value and delivery of the undelivered element is probable and within our control.  The Company determines the best estimate of selling price or ESP of each element in an arrangement based on a selling price hierarchy. The best ESP for a deliverable is based on its vendor specific objective evidence or VSOE, if available, third party evidence TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method.

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

Services revenue is recognized as the services are rendered.  Project related expenses are passed through at cost to clients. Revenue from time and materials contracts are recognized as billed (clients are billed monthly) unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

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

Revenue also consists of monthly fees for data center services and solutions including managed infrastructure and managed services and is included within “data center services and solutions” revenue in the accompanying consolidated statements of operations. Revenue from managed infrastructure and managed services is billed and recognized over the term of the contract which is generally one to five years. Installation fees associated with managed infrastructure and managed services revenue is billed at the time the installation service is provided and recognized over the estimated term of the related contract or customer relationship. Costs incurred related to installation are capitalized and amortized over the estimated term of the related contract or customer relationship

The Company’s deferred revenue consists of amounts received from or billed to clients in conjunction with maintenance contracts, time and material and fixed price contracts for which revenue is recognized over time or upon completion of contract deliverables and for sales type leases in which the underlying equipment was procured using a capital lease financing that restricts the company from transferring title or ownership.

Shipping and handling costs associated with the shipment of goods are recorded as costs of revenues in the consolidated statements of operations.

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

Recent Accounting Pronouncements

See recently adopted and issued accounting standards in Part III, Item 8. Financial Statements, Note 1 – Business and Summary of Accounting Policies.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on that evaluation and failure to implement accounting controls at acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

With the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the need for a stronger internal control environment. Management believes that these material weaknesses are primarily due to the need to continue integrating the Company’s recent acquisitions.

We intend to devote resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting. Our management intends to develop a plan to correct the primary issues that led to this material weakness by implementing additional review and reconciliation procedures. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information.

Effective April 15, 2012, Midas Medici entered into a Revolving Line of Credit Loan Agreement  (“Loan Agreement”) with KLI  and Quotidian Capital, LLC. (“Quotdian”).  Pursuant to the terms of the Loan Agreement, each of KLI and Quotidian agreed to loan up to $2,000,000 to the Company, as may be requested from time to time by the Company. Interest accrues on the loan at the rate of 10% on the then outstanding amount.  The loan matures on October 31, 2013. Nana Baffour, our CEO and Johnson Kachidza, our President are managing principals of KLI and Quotidian.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers, key employees and directors. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position
Nana Baffour	39	CEO, Chairman and CEO of Utilipoint and CIMCORP

Johnson M. Kachidza	45	CFO, President and Director

Robert F. McCarthy	48	Executive Vice President and President of Consonus

Frank Asante-Kissi	40	Vice-President and Chief Administrative Officer

Justin Beckett	48	Director

Hank Torbert	40	Director

Andre Brosseau	49	Director

Nana Baffour, CEO, Chairman and Director

Mr. Baffour was appointed to serve as our President and a Director in May 2009. On July 16, 2009, Mr. Baffour was appointed as our CEO and Co-Executive Chairman. Currently Mr. Baffour serves as our CEO and Chairman. Since 2004, Mr. Baffour has been a Managing Principal and Co-Founder of Knox Lawrence International, LLC (“KLI”) an energy services investment company that has completed over $600 million in acquisitions to date. KLI is a principal stockholder of the Company.  He is currently Executive Chairman of Consonus Technologies, Inc., one of our wholly-owned technology subsidiaries which he co-founded in 2005 and grew from start-up to over $100 million in revenues. He has led acquisitions, integrations, and held operating roles including executive chairman, president, and CEO for different energy services companies during his tenure at KLI. Mr. Baffour currently serves as Board Member of Dearborn Mid-West Conveyor Co. and Utilipoint, one of our wholly-owned subsidiaries, as well as Chair of the Advisory Board of the University of Utah Opportunity Scholars Program.  Mr. Baffour received his MBA from New York University’s Stern School of Business in 2001, a Master of Science in Economics from University of North Carolina at Charlotte in 1997 and a Bachelor of Arts Degree in Economics from Lawrence University in 1994. Mr. Baffour is a Chartered Financial Analyst.

Mr. Baffour’s experience in the financial sector, leadership skills and experience as Founder, Chairman and Chief Executive Officer of other companies, among other factors, led the Board to conclude that he should serve as a director.

Johnson M. Kachidza, Chief Financial Officer, President, Secretary and Director

Mr. Kachidza was appointed to serve as our Secretary and a Director in May 2009. On July 16, 2009, Mr. Kachidza was appointed as President and Co-Executive Chairman. Effective November 2, 2009, Mr. Kachidza was appointed as our Chief Financial Officer. Currently, Mr. Kachidza serves as our President and Chief Financial Officer.  Since 2002, Mr. Kachidza has been a Managing Principal and Co-Founder of Knox Lawrence International, LLC (“KLI”), an energy services investment company that has completed over $600 million in acquisitions to date. KLI is a principal stockholder of the Company.  Mr. Kachidza served as Executive Chairman of Dearborn Midwest Conveyor Co., Inc., a provider of pollution control systems to the power and automotive industries from May 2007 through January 2010. During his tenure at KLI, Mr. Kachidza co-founded our wholly-owned subsidiary, Consonus Technologies, Inc., in 2005 and has led acquisitions, integrations, and held operating positions, including Executive Chairman, President, and CEO for different energy services companies, including DMW Systems, Inc. Mr. Kachidza currently serves as a board member of our wholly-owned subsidiaries, Consonus and Utilipoint, as well as Transactis, Inc. He is also on the Board of Directors of Shared Interest, a non-profit organization focused on micro-lending.  Mr. Kachidza received his MBA from University of Chicago Booth School of Business in 1997, a Master of Science in Materials Engineering from University of Illinois at Urbana-Champaign in 1991 and a Bachelor of Arts Degree in Chemistry from Knox College in 1989.

Mr. Kachidza’s financial and investment experience, and experience as Founder, Chairman and Chief Executive Officer of different energy services companies, among other factors, led the Board to conclude that he should serve as a director.

Robert F. McCarthy –Executive Vice-President

Robert F. McCarthy has served as the President of Consonus since June 2010 and as the Co-President of our wholly-owned subsidiary, Consonus, since October, 2009. Mr. McCarthy has served as the Executive Vice-President of Sales and Marketing of Consonus from May, 2008 through September 2009. He served as the President, CEO, and board member of Ring 9, Inc., a provider of voice over IP and business collaboration services, from 2006 to May 2008. From 2004 until 2006 he served as Vice President for the Florida and Caribbean markets for CA, Inc. (formerly Computer Associates), leading a sales organization serving enterprise business customers. Mr. McCarthy holds a bachelor’s degree in electrical engineering awarded in 1986, a masters in electrical engineering, awarded in 1987 as well as an MBA awarded in 1988, all from Cornell University. He has attended executive education programs at Stanford University.

Frank Asante-Kissi, Chief Administrative Officer

Mr. Asante-Kissi was appointed to serve as our Vice-President in May 2009. In July 2009 Mr. Asante-Kissi was appointed as Chief Administrative Officer. Since March 2008, Mr. Asante-Kissi has served as Chief Operating Officer and as a consultant since March 2003 of Knox Lawrence International, an energy services investment company that has completed over $600  million in acquisitions to date since March 2008.  KLI is a principal stockholder of the Company.  Mr. Asante-Kissi has over 10 years’ experience in business performance management, process improvement and operational efficiency.  Mr. Asante-Kissi was Senior Business Analyst at Citigroup from January 2002 through March 2008.  Mr. Asante-Kissi received his MBA from Rensselaer Polytechnic Institute’s Lally School of Management and Technology (RPI) and a Bachelor of Arts Degree in Mathematics and Computer Science from Lawrence University.

 Justin Beckett – Director

Justin Beckett was appointed to our Board of Directors effective February 28, 2011. Mr. Beckett has served on the board of directors of our wholly-owned subsidiary, Consonus, since October 13, 2006. Mr. Beckett founded affinitytv247, Inc. (formerly Muse Media, Inc. and BTV247, Inc.) and since September 2008, serves as its Chairman and Chief Executive Officer. affinitytv247 is a digital media company that is focused on the aggregation and Internet distribution of internet based affinity programming.  Mr. Beckett also founded Fluid Audio Networks, Inc., which provides an online digital music distribution system, and has served as Chief Executive Officer of Fluid Audio Networks, Inc. from 2004 to 2008. Mr. Beckett has over twenty years of entrepreneurial experience and has focused exclusively on developing Internet-based consumer product applications since 2000. Mr. Beckett has a Bachelor of Arts degree from Duke University awarded in 1985.

Mr. Beckett’s financial and investment experience, operating experience, experience on boards of directors and advisory boards of other companies, extensive relationships in business in general and as Founder of various entrepreneurial ventures, among other factors, led to the conclusion that he should serve as a director.

Hank Torbert

Hank Torbert was appointed to our Board of Directors effective February 28, 2011. Mr. Torbert has served on the board of directors of our wholly-owned subsidiary, Consonus, since April 2010. Mr. Torbert founded Avondale Ventures LLC in 2006 and has over 10 years of experience in private equity, advisory, investment banking, and the development of small and middle market media, technology and communications companies. From 2004 to 2006, Mr. Torbert served as Executive Vice President and Chief Operating Officer of Broadcast Capital, a media-focused private equity firm with a 25 year history. Currently, Mr. Torbert serves as a strategic advisor to several companies, including Tunaverse. He is an Advisory Board member of Celeritas Management and serves on the Board of Directors at Medstar Research Institute and Strive DC. He received a Bachelor of Arts degree from Columbia University in 1994, and an MBA and a Masters of International Affairs from Columbia University in 1999.

Mr. Torbert’s financial and investment experience, relationships in the finance and private equity area and related industry experience, among other factors, led to the conclusion that he should serve as a director.

Andre Brosseau

Andre Brosseau was appointed to our Board of Directors effective February 28, 2011. Mr.  Brosseau has served on our board of directors since June, 2010.  Mr. Brosseau is the CEO of Avenue Capital Markets Inc., a business bank based in Montreal, Canada.  He was formerly President of Blackmont Capital from 2007 to 2010. For 21 years Mr. Brosseau was Managing Director, Head of Cash Equities and Co-Head of Global Cash Equities at CIBC World Markets. Mr. Brosseau is a director of Kangaroo Media Inc., a technology company based in Montreal, and a director of Production Enhancement Group, Inc., an oil well servicing company based in HoustonTexas. He is also the Co-chair of The Company Theatre, a not-for-profit organization located in Toronto. Mr. Brosseau holds a BS in Politics and Economics awarded in 1984 and an MS in Political Science awarded in 1986 from the Université de Montréal.

Mr. Brosseau’s extensive equity capital markets experience, financing relationships, experience on boards of directors and advisory boards of other companies, and related industry experience, among other factors, led to the conclusion that he should serve as a director.

Other Key Employees

Robert C. Bellemare, P.E. – Chief Operating Officer of Utilipoint

Robert Bellemare joined our wholly-owned subsidiary, Utilipoint, in 2002.  With 20 years of experience in the utility business, Mr. Bellemare advises clients on asset valuation, financial modeling, strategic planning, public issues management, and pricing products and solutions. He previously worked for Fortune 500 utilities in a variety of capacities including managing director of energy services, director of market research, wholesale trading and operations, research and development, distribution engineering and power plant engineering. Mr. Bellemare was co-lead of the unregulated business merger integration team for the American Electric Power South West Corporation merger.  Mr. Bellemare is frequently quoted in the press and makes public presentations on energy issues, with recent forums including CNBC, the World Energy Council, Energy Risk Mutual and industry regulators. Mr. Bellemare is a registered professional engineer and holds a M.S. in Electric Power Engineering from the Georgia Institute of Technology. Mr. Bellemare also holds a BSEE with Business minor from Kettering University.

Antonio Fonte – Executive Vice President of New Products – Cimcorp

Mr. Fonte is currently responsible for technological, commercial and strategic departments, and the general management of Cimcorp USA, LLC, a majority-held subsidiary of Cimcorp., which deals with the international logistics and imports of the company between the United States. Mr. Fonte has 23 years of experience at IBM Brazil, where he held positions in systems analysis, sales, business development and strategic planning. Mr. Fonte received his BA from Federal University of Ceara in Brazil.

Rogerio Diaz – Executive Vice President of Sales – Cimcorp

Mr. Diaz is the VP of Sales for Cimcorp and is responsible for the technology and sales direction of the Brazilian office. Previously, Mr. Diaz held the post of regional director of Minas Gerais and Brasilia, regions that fostered growth of 45% and 16% respectively in recent years. He has been a member of Cimcorp. for over a dozen years, since 1998. Prior to that he worked at Itautec for 10 years. Mr. Diaz has received specialized technical training in electronics.

Mitch Lemon – Senior Vice President of Sales

Mr. Lemon is Senior Vice President of Sales, responsible for growing and maintaining customer and partner relationships. His background includes work with such notable companies that include Novell, Courion Corporation, Cimtec Automation, and Piedmont Technology Group/Forsythe Solutions Group. Mr. Lemons brings a wealth of partner knowledge and broad experience in high-growth, emerging, and turnaround environments and has earned a reputation for developing outstanding channel business partnerships, strategic business planning, and stellar customer relations. Mr. Lemons holds both a Bachelor of Arts in marketing and Bachelor of Science in information systems from Appalachian State University.

Board Independence

Justin Beckett, Hank Torbert and Andre Brosseau are “independent” as that term is defined under current listing standards of NASDAQ.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Mr. Baffour has served as our Chairman since July 2009. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, including our principal executive officer, principal financial officer and persons performing similar functions. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment. Our Code of Ethics includes a Foreign Corrupt Practices Act (FCPA) related provisions regarding gifts, payment and amenities to government officials and other third parties business partners and provisions regarding protection of our assets (protection of both confidential and proprietary information and physical assets), privacy, health and safety provisions and other provisions. The Company will provide a copy of the Code of Business Conduct and Ethics to any person , without charge, upon request to Frank Asante-Kissi, Chief Administrative Officer, Midas Medici Group Holdings, Inc., 445 Park Avenue, 20th Floor, New York, NY 10022.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 12 meetings in 2011. All board members were present at the meetings.

Audit Committee Financial Expert

 We have determined that Hank Torbert, Chairman of the Audit Committee, qualifies as an "audit committee financial expert" under the rules and regulations of the SEC.

Board Committees

Our Board of Directors has also established a Governance and Nominating Committee and a Compensation Committee. Mr. Torbert is the Chairman of the Audit Committee, and Mr. Brosseau is a  member. Mr. Brosseau is the Chairman of the Governance and Nominating Committee, and Messrs. Torbert and Beckett are members. Mr. Beckett  is the Chairman of the Compensation Committee, and Messrs. Brosseau and  Torbert are members. Each member of our committees is “independent” as such term is defined under and required by the federal securities laws and the rules of the NYSE AMEX.

Audit Committee

The Audit Committee’s duties are to recommend to our Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The Audit Committee oversees the independent auditors, including their independence and objectivity.  However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors.  The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors.  Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans, and recommending and approving grants of stock options under such plans.

Nominating Committee

The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the Board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the Board.

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

Name and Principal	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Position		($)	($)	($)(1)	($)(2)	($)	($)	($)		($)
Nana Baffour	2011	270,128	75,100	240	276,000	-	-	18,540	a,b	640,008
CEO and Chairman (3)	2010	159,737	-	-	-	-	-	-		159,737
										-
Johnson Kachidza	2011	235,531	55,100	240	207,000	-	-	15,264	b	513,135
President and CFO	2010	159,737	-	-	-	-	-	-		159,737
										-
Robert McCarthy	2011	195,833	168,842	240	125,500	-	-	23,347	a,b	513,762
President (4)	2010	-	-	-	-	-	-	-		-
										-
Frank Asante-Kissi	2011	136,041	27,600	240	100,400	-	-	11,841	b,c	276,122
Chief Administrative Officer	2010	69,779	-	-	-	-	-	-		69,779

(1) On September 2, 2011, the Company’s Board of Directors approved the grant of 100 shares to each of its employees. The shares were issued pursuant to the Company’s 2009 Incentive Stock Plan and contain no vesting restrictions.
(2) In connection with the Company’s acquisition of a majority interest in Cimcorp, each of Messrs. Baffour, Kachidza, McCarthy and Asante-Kissi received options under the Company’s 2011 Incentive Stock Plan to purchase shares of common stock. The options granted to Messrs. Baffour and Kachidza have an exercise price of $2.76 while the options granted to Messrs. McCarthy and Asante-Kissi have an exercise price of $2.51. All of the options vested on September 20, 2011 and are for a term of five years.
(3)Effective May 23, 2011, Mr. Baffour's  title changed to CEO and Chairman. Previously, Mr. Baffour served as Co-Executive Chairman with Mr. Kachidza.

(4) Mr. McCarthy was appointed as President of Consonus Technologies, Inc., on June 28, 2010.

Table does not include $3.2 million paid in connection with the sale of our data center assets. See Certain Relationships and Related Transactions in Note 17.

All Other Compensation Codes:
a - 401(k) employer contribution or match
b - car allowance
c - HSA employer contribution

Employment Agreements

Effective July 16, 2009, we entered into employment agreements with Nana Baffour and Johnson Kachidza, which agreements contain the same terms and provisions. The agreements provide for an initial term of five years which shall be automatically extended for successive one year periods unless terminated.

The employment agreements provide for an annual base salary of $125,000 which shall be increased to $200,000 upon the earlier of the first anniversary of the agreements or the date the Company publicly reports consolidated annual gross revenues of at least $10,000,000; increased to $250,000 upon the earlier to occur of the second anniversary of the agreements or the date the Company publicly reports consolidated annual gross revenues of at least $35,000,000 and increased to $350,000 on the earlier to occur of the third anniversary of the agreements or the date the Company publicly reports consolidated annual gross revenues of at least $100,000,000.  In addition, the executives will each be entitled to an annual bonus targeted between 0% to 250% of the base salary during the first 3 years of the term of the Agreements and thereafter, at a target to be determined in good faith by the Company’s board of directors.

Effective September 20, 2011, we entered into an amendment to each of the employment agreements with Messrs., Baffour and Kachidza.

Pursuant to the amendment entered into with Mr. Baffour, the Company agreed to pay up to 30% of the bonus provided for under the employment agreement, in shares of common stock of the Company. The amendment also provided for a change in Mr. Baffour's title to Chairman and Chief Executive Officer.

Pursuant to the amendment entered into with Mr. Kachidza (the “Kachidza Amendment”), Mr. Kachidza’s Base Salary was amended to provide for an increase to $287,000 (instead of $350,000 as provided for in the employment agreement) upon the earlier to occur of the third anniversary of the agreement or the date the Company publicly reports gross revenues of at least $100,000,000. Pursuant to the Kachidza Amendment, the Company agreed to pay up to 30% of the bonus to Mr. Kachidza in shares of common stock of the Company. The Kachidza Amendment also provides for an amendment to Mr. Kachidza’s title to reflect that of President and Chief Financial Officer.

            In the event of the executives’ death while employed by the Company, the agreements shall automatically terminate and any unvested equity compensation shall vest immediately and any vested warrants or equity compensation may be exercised on the earlier of the expiration or 18 months after the death. In the event of the executives' death or if the agreement is terminated due to a disability or for cause (as defined in the agreements), any unpaid compensation, prorata bonus or bonus options earned and any amounts owed to the executives shall be paid by us. In addition, if the agreements are terminated due to the disability of the executive, any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after such termination. In the event the executive’s employment is terminated without cause, the executives shall be entitled to receive, in a lump sum payment, the base salary, the maximum bonus and options that would have been paid to the executives if the agreements had not been terminated or for 12 months, whichever is greater. In addition, any unpaid compensation, pro rata bonus or bonus options earned and any amounts owed to the executives shall be paid by us and any unvested equity compensation shall vest immediately and any vested warrants may be exercised on the earlier of the warrant’s expiration or 18 months after the termination. In the event of the executives’ resignation without good reason (as defined in the agreement), or retirement, the executives shall be entitled to receive any unpaid compensation, pro rata bonus or bonus options earned and any amounts owed to the executives.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2011.

Option Awards					Stock Awards
Name	Number of	Equity	Option	Option	Number of	Market Value of	Equity	Equity
	Securities	Incentive	Exercise	Expiration	Shares or Units	Shares or Units	Incentive	Incentive
	Underlying	Plan Awards:	Price ($)	Date	of Stock That	of Stock That	Plan Awards:	Plan Awards:
	Unexercised	Number of			Have Not	Have Not	Number of	Market or
	Options (#)	Securities			Vested (#)	Vested ($)	Unearned	Payout
		Underlying					Shares,	Value of
		Unexercised					Units or	Unearned
		Unearned					Other Rights	Shares, Units or
		Options (#)					That Have	Other
							Not	Rights
							Vested (#)	That Have
								Not
								Vested ($)
Nana Baffour	100,000	-	$2.31	7/27/2014	-	$-	-	$-
	100,000	-	$2.76	9/19/2016	-	$-	-	$-
Johnson Kachidza	75,000	-	$2.76	9/19/2016	-	$-	-	$-
	100,000	-	$2.31	7/27/2014	-	$-	-	$-
Robert McCarthy	50,000	-	$2.51	9/19/2016	-	$-	-	$-
Frank Asante-Kissi	40,000	-	$2.51	9/19/2016	-	$-	-	$-
	20,000	-	$2.10	7/27/2014	-	$-	-	$-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2011 in the director's capacity as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Nana Baffour	-	-	-	-	-	-	-
Johnson Kachidza	-	-	-	-	-	-	-
Justin Beckett (1,2)	41,250	-	-	-	-	-	41,250
Andre Brosseau (1,3)	91,250	-	-	-	-	-	91,250
Hank Torbert (1,4)	43,500	-	-	-	-	-	43,500

(1)	Messrs, Beckett, Brosseau and Torbert were appointed as Directors in February 2011.
(2)	Mr. Beckett’s compensation comprises of an annual retainer and a fee for being compensation and governance committee chair,
(3)	Mr. Brosseau’s compensation comprises of an annual retainer and a fee for being finance committee chair.
(4)	Mr. Torbert’s compensation comprises of an annual retainer and a fee for being audit committee chair,

In May 2011, upon the recommendation of the Compensation Committee, our Board of directors approved the payment of the following compensation to our independent directors: (1) an annual retainer of $50,000; (2) a fee of $8,000 to the audit committee chair and a fee of $5,000 to the compensation and governance committee chair; (3) a $51,000 annual restricted stock award.

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;(ii) each of our officers and directors; and  (iii) all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this annual report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 10,282,532 shares of common stock outstanding as of the date of this annual report.

Unless otherwise indicated, the address of each individual named below is the address of our executive offices in New York, New York.

		Shares Beneficially Owned
Name of Beneficial Owner		Number	Percentage
Cairene Investments, Ltd	(1)	648,511	6.30%
Truvue Properties, Ltd	(2)	648,511	6.30%
Nana Baffour	(3)	5,032,159	47.90%
Johnson M. Kachidza	(4)	5,007,159	47.80%
Frank Asante-Kissi	(5)	140,405	1.40%
Justin Beckett	(6)	122,935	1.20%
Hank Torbet		24,306	*
Andre Brosseau		68,731	*
Bob McCarthy	(7)	70,545	*
UTP International, LLC	(8)	820,922	8.00%
Quotidian Capital, LLC	(9)	715,747	7.00%
Knox Lawrence International, LLC		2,708,941	26.30%

All directors and executive officers as a group (7 persons)		5,960,711	55.2%
* Less than 1%

(1)	Any two of Tadeu Vani Fucci, Antonio Jose Sales Fonte, and Ioco Saho Saukas, have the power to vote and dispose of the shares held by Cairene Investments, Ltd.
(2)	Antonio Jose Sales Fonte holds the power to vote and dispose of the shares held by Truvue Properties, Ltd.
(3)
Includes 326,531 shares and 200,000 shares underlying presently exercisable options held by Mr. Baffour.
Also includes the following securities over which Mr. Baffour shares voting and dispositive power with Mr. Kachidza (a) 2,708,941 shares held by Knox Lawrence International, LLC, (b) 820,922 shares held by UTP International, LLC, (c) 99,750 shares held by MMC, Cap I SOF, (d) 133,000 shares held by MMC, LLC, (e) 715,747 held by Quotidian Capital, LLC, and (f) 27,168 shares underlying a presently exercisable option held by KLI IP Holding, Inc.

(4)	Includes 326,531 shares and 175,000 shares underlying presently exercisable options held by Mr. Kachidza.
Also includes the following securities over which Mr. Kachidza shares voting and dispositive power with Mr. Baffour (a) 2,708,941 shares held by Knox Lawrence International, LLC, (b) 820,922 shares held by UTP International, LLC, (c) 99,750 shares held by MMC, Cap I SOF, (d) 133,000 shares held by MMC, LLC, (e) 715,747 held by Quotidian Capital, LLC, and (f) 27,168 shares underlying a presently exercisable option held by KLI IP Holding, Inc.

(5)	Includes 60,000 shares underlying presently exercisable options held by Mr. Asante-Kissi
(6)	Includes 62,985 shares held by Mr. Beckett's spouse. Mr. Beckett holds the power to vote and dispose of the shares of his spouse.
(7)	Includes 9,891 restricted shares and 50,000 shares underlying presently exercisable options held by Mr. McCarthy.
(8)	Mr. Baffour, our CEO and Mr. Kachidza, our President and CFO, hold the power to vote and dispose of the shares of UTP International, LLC.
(9)	Mr. Baffour, our CEO and Mr. Kachidza, our President and CFO, hold the power to vote and dispose of the shares of Quotidian Capital, LLC

Item 13.  Certain Relationships And Related Transactions, and Director Independence

Certain Relationships and Related Transactions

KLI Services

Consonus recognized expenses for services provided by KLI for the years ended December 31, 2011 and 2010 of approximately $0 and $390,000, respectively.

Sale of Utah Data Center

In August 2010, and in connection with the sale of the Utah data center assets, Consonus entered into an agreement with KLI to terminate the annual management fee if the sale of the Utah data center assets was completed. In exchange for terminating the management fee, KLI received $250,000 in August 2010 and $500,000 in October 2010 upon completion of the Utah data center asset sale. Due to the payments and cancellation of the management fee being contingent upon the completion of the Utah data center assets, these amounts have been charged against the gain on sale in discontinued operations.

On October 1, 2010, certain related parties, officers and employee, received approximately $3.2 million in transaction incentive compensation for executing on the CAC asset sale.

On October 28, 2010, KLI and its affiliates, a principal stockholder of the Company, received a consent fee payment in the amount of $750,000 and a warrant to purchase 381,514 shares of Consonus common stock, valued at approximately $1.1 million, in exchange for KLI’s approval of the contribution of capital of Consonus into STI for the purpose of paying settlement amounts to Avnet and the vendor notes. The $750,000 cash payment and approximately $1.1 million for the warrant is reflected as an expense offsetting the gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2010. The warrant value of $2.81 per share was determined by applying the Black-Scholes Model using the stock price as determined by the Company, the exercise price of $.000173, and risk-free interest rate of .13%. The warrant was exercised on October 28, 2010.

KLI Settlement Agreement

On April 4, 2011, the Company entered into a Settlement Agreement and Release with KLI, pursuant to which all outstanding notes and outstanding amounts owed to KLI by the Company and certain of its subsidiaries were aggregated and repaid as follows: (a) $490,000 was paid in cash, (b) 331,825 shares were issued to KLI as partial payment and (c) a promissory note in the amount of $370,102 payable over a 36 month period at an interest rate of 6% per annum was issued to KLI.

Subordinated Note and Common Stock private placement

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500,000 in subordinated secured promissory notes and 1,500,000 shares of common stock of the Company.  Each purchaser received 33,333 shares for each $100,000 promissory note purchased.  KLI and Quotidian Capital, LLC, entities of which Nana Baffour, the Company’s CEO, and Johnson Kachidza, the Company’s CFO, are each managing principals purchased $1,525,000 in promissory notes in this transaction and subscribed for 508,333 shares of the Company’s common stock in connection with the purchase of the promissory notes

Payments to Former Shareholders

In connection with the acquisition of CIMCORP in August 2011, two former shareholders entered into consulting agreements with the Company. Accordingly, the Company expensed $602 in 2011 associated with these amounts.

Revolving Line of Credit

Effective April 15, 2012, Midas Medici entered into a Revolving Line of Credit Loan Agreement  (“Loan Agreement”) with KLI  and Quotidian Pursuant to the terms of the Loan Agreement, each of KLI and Quotidian agreed to loan up to $2,000,000 to the Company, as may be requested from time to time by the Company. Interest accrues on the loan at the rate of 10% on the then outstanding amount.  The loan matures on October 31, 2013. Nana Baffour, our CEO and Johnson Kachidza, our President are managing principals of KLI and Quotidian.

Director Independence

Justin Beckett, Hank Torbert and Andre Brosseau are “independent” as that term is defined under current listing standards of NASDAQ

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the fees that the Company accrued or paid to J.H. Cohn LLP during our fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees(1)	$342,624	$511,985
Tax Fees(2)	-	-
All Other Fees	-	-
Total	$342,624	$511,985

(1)	Audit fees relate to professional services rendered for the audit and reviews of our financial statements.
(2)	Fees for professional services rendered for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2011 were pre-approved by the entire Board of Directors.

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

10.37	Revolving Line of Credit Loan Agreement dated as of April 15, 2012 by and between Midas Medici Group Holdings, Inc, Knox Lawrence International, LLC and Quotidian Capital, LLC.*
14.1	Code of Ethics (Incorporated by reference to the Registrant’s Form S-1/A filed on September 30, 2009).
16.1	Letter from Russell Bedford International dated July 24, 2009 (Incorporated by reference to the Registrant’s Form 8-K/A filed on July 28, 2009).
21	Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to Section 1350*
32.2	Certification of Chief Financial Officer pursuant to Section 1350*
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

April 16, 2012	By:	/s/ Nana Baffour
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

/s/ Nana Baffour
Nana Baffour	CEO, Co-Executive Chairman (Principal Executive Officer) and Director	April 16, 2012

/s/ Johnson M. Kachidza
Johnson M. Kachidza	CFO, President, Co-Executive Chairman (Principal Financial and Accounting Officer) and Director	April 16, 2012

/s/ Justin Beckett
Justin Beckett	Director	April 16, 2012

/s/ Andre Brosseau
Andre Brosseau	Director	April 16, 2012

/s/ Hank Torbert
Hank Torbert	Director	April 16, 2012

- INDEX-

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midas Medici Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Midas Medici Group Holdings, Inc. and Subsidiaries  (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas Medici Group Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ J.H. Cohn LLP
Roseland, New Jersey
April 16, 2012

Midas Medici Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
 As of December 31, 2011 and 2010
(In thousands except share amounts)

ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$1,461	$5,030
Accounts receivable, net	28,374	11,139
Lease payments receivable, current	2,091	-
Lease payments receivable - Westcon	4,000	-
Inventories	3,413	-
Recoverable taxes, current	1,500	-
Deferred costs, current	13,044	9,298
Deferred tax assets, net	-	622
Prepaid expenses and other current assets	2,017	1,278
Total current assets	55,900	27,367

Property and equipment, net	6,317	5,474
Accounts receivable, long-term	70	-
Lease payments receivable, long-term	1,663	-
Lease payments receivable - Westcon, long-term	10,575	-
Recoverable taxes, long-term	5,131	-
Goodwill	25,839	3,765
Other intangible assets, net	14,619	9,022
Other assets	443	-
Deferred costs, net of current portion	1,446	860
Total assets	$122,003	$46,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,815	$14,643
Accrued liabilities	12,571	5,042
Westcon capital lease, current	2,890	-
Capital leases, current	1,614	-
Current maturities of long-term debt	15,745	2,238
Current portion of deferred revenue	13,155	14,887
Deferred purchase price	4,791	-
Purchase price contingency	2,464	-
Total current liabilities	90,045	36,810

Long-term debt, net of current maturities	6,479	79
Westcon capital lease, net of current maturities	7,071	-
Capital leases, net of current maturities	1,560	-
Deferred revenue, net of current portion	2,761	1,290
Other long-term liabilities	7,955	-
Deferred tax liabilities	-	2,551
Total liabilities	115,871	40,730

Commitments and contingencies

Redeemable noncontrolling interest	2,267	-

Stockholders' Equity:
Preferred stock $0.001 par value, 10,000,000 shares authorized; no shares issued as of December 31, 2011 and 2010	-	-
Common stock $0.001 par value, 40,000,000 shares authorized; 9,894,374 and 4,808,167 shares issued and outstanding as of Decmember 31, 2011 and 2010, respectively	10	5
Additional paid-in capital	30,888	19,598
Accumulated deficit	(23,784)	(13,809)
Accumulated other comprehensive loss	(3,249)	(36)
Total stockholders' equity	3,865	5,758
Total liabilities and stockholders' equity	$122,003	$46,488

 See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2011 and 2010
(In thousands except, share and per share amounts)

	Years Ended December 31,
	2011	2010
Revenues:
Data center services and solutions	$36,819	$30,700
IT infrastructure services	5,075	3,613
IT infrastructure solutions	47,796	17,313
Totals	89,690	51,626

Operating expenses:
Data center services and solutions	26,247	20,430
IT infrastructure services	3,400	2,460
IT infrastructure solutions	35,401	13,748
Selling, general and administrative expenses	33,440	19,085
Depreciation and amortization expense	4,029	3,293
Impairment loss goodwill	-	16,261
Totals	102,517	75,277

Operating loss	(12,827)	(23,651)

Gain on change in fair value of purchase price contingency	1,128	-
Gain on extinguishment of debt	-	17,195
Other income	660	-
Interest expense, net	(4,596)	(1,752)
Foreign currency translation gain	1,757	-

Loss from continuing operations before income tax expense	(13,878)	(8,208)

Income tax benefit	2,382	3,505

Loss from continuing operations	(11,496)	(4,703)
Income from discontinued operations, including gain on sale of $22,224	-	24,551
Income tax expense	-	(7,450)
Income from discontinued operations, net of tax	-	17,101

Consolidated net income (loss)	(11,496)	12,398

Less: net loss attributable to noncontrolling interest	(1,521)	-

Net income (loss) attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(9,975)	$12,398

Comprehensive income (loss):
Consolidated net income (loss)	$(11,496)	$12,398
Foreign currency translation loss	(3,213)	-
Unrealized gain on securities available-for-sale	-	11
Total comprehensive income (loss)	(14,709)	12,409
Comprehensive loss attributable to the non controlling interest	1,521	-
Comprehensive income (loss) attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(13,188)	$12,409

Income (loss) per share:
Continuing operations - basic and diluted	$(1.28)	$(1.09)
Discontinued operations - basic and diluted	-	3.95
Income (loss) per common share - basic and diluted	$(1.28)	$2.86
Weighted average number of common shares
outstanding - basic and diluted	7,812,775	4,329,624

See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011 and 2010
(In thousands except share amounts)

								Accumulated
								Other	Total
	Common Stock		Additional		Treasury Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Warrants	Shares	Amount	Deficit	Loss	Equity (Deficit)

Balance at January 1, 2010	4,340,122	$4	$15,895	$3,309	-	$-	$(19,478)	$(47)	$(317)
Issuance of stock in connection with vesting of deferred stock	59,663	-	-	-	-	-	-	-	-
Forfeitures	(69,009)	-		-	-	-	-	-	-
Stock-based compensation	-	-	219	-	-	-	-	-	219
Repurchase of common stock	(26,910)	-	(133)	-	-	-	-	-	(133)
Buyback of existing warrant	-	-	2,546	(3,309)	-	-	-	-	(763)
Issuance and exercise of warrant	504,301	1	1,071	-	-	-	-	-	1,072
Dividends ($1.85 per share)	-	-	-	-	-	-	(6,729)	-	(6,729)
Unrealized gain on securities available-for-sale	-	-	-	-	-	-	-	11	11
Net income	-	-	-	-	-	-	12,398	-	12,398
Balance at December 31, 2010	4,808,167	5	19,598	-	-	-	(13,809)	(36)	5,758
Stock-based compensation	-	-	903	-	-	-	-	-	903
Stock issuance in settlement of debt	354,047	-	1,147	-	-	-	-	-	1,147
Stock issuance for Energy Hedge Fund Center acquisition	1,430	-	5	-	-	-	-	-	5
Stock issued in connection with subordinated secured promissory notes	649,998	1	1,173	-	-	-	-	-	1,174
Stock issued in connection with the Cimcorp Inc. acquisition	1,297,022	1	2,243	-	-	-	-	-	2,244
Employee stock grant	35,400	-	84	-	-	-	-	-	84
Effect of reverse merger adjustments	3,011,516	3	5,350	-	(425,000)	-	-	-	5,353
Cancellation of treasury stock	(425,000)			-	425,000	-	-	-	-
Stock issued in connection with consulting services	36,000	-	117	-	-	-	-	-	117
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	-	-	-	-	-	-	(9,975)	-	(9,975)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,213)	(3,213)
Balance at December 31, 2011	9,894,374	$10	$30,888	$-	-	$-	$(23,784)	$(3,249)	$3,865

See the accompanying notes to consolidated financial statements.

Midas Medici Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010
(In thousands except, share and per share amounts)

	Years Ended December 31,
	2011	2010
Operating activities:
Consolidated net income (loss)	$(11,496)	$12,398
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,029	4,028
Amortization of debt discount	797	-
Impairment charge	-	16,261
Fair value adjustments	-	11
Stock issued in connection with consulting services	117	-
Stock-based compensation	987	219
Gain on extinguishment of debt	-	(17,195)
Gain on disposal of assets	-	(22,224)
Gain on change in fair value of purchase price contingency	(1,128)	-
Foreign currency translation gain	(1,757)	-
Deferred income taxes	(1,929)	-
Changes in operating assets and liabilities,
net of effects of acquisitions:
Accounts receivable	(6,260)	1,079
Inventories	(3,413)	-
Recoverable taxes	396
Deferred support costs	(2,712)	-
Prepaid expenses and other current assets	882	1,263
Other assets	(19)	795
Accounts payable	14,973	(3,687)
Accrued liabilities	4,911	(625)
Deferred revenue	(1,140)	(3,927)
Other liabilities	(218)	2,902
Net cash used in operating activities	(2,980)	(8,702)

Investing activities:
Cash paid for business acquisitions	(5,150)	-
Capital expenditures	(392)	(756)
Net proceeds from sale of assets and liabilities	-	38,710
Cash received from business acquisitions	461	-
Net cash (used in) provided by investing activities	(5,081)	37,954

Financing activities:
Net proceeds (repayments) from revolving lines of credit	5,898	(593)
Proceeds from debt	6,637	-
Repayments on debt	(7,849)	(16,619)
Payment of common stock dividends	-	(6,615)
Repurchase of common stock and common stock warrants	-	(896)
Net cash provided by (used in) financing activities	4,686	(24,723)

Effect of exchange rate changes on cash	(194)	-

Net (decrease) increase in cash and cash equivalents	(3,569)	4,529

Cash and cash equivalents at beginning of year	5,030	501

Cash and cash equivalents at end of year	$1,461	$5,030

Supplemental disclosure of cash flow information:
Interest paid	$1,505	$2,936
Income taxes paid	$50	$-

Non-cash transactions:
Stock issued in connection with subordinated secured promissory notes	$1,174	$-
Dividend payable	$-	$114
Common stock issued in connection with business acquisitions	$7,865	$-
Common stock for asset acquisition	$5	$-
Common stock issued in settlement of notes payable	$1,147	$-

See the accompanying notes to consolidated financial statements.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

General

The accompanying consolidated financial statements of Midas Medici Group Holdings, Inc, formerly Mondo Acquisition I, Inc. include its wholly owned subsidiaries Consonus Technologies, Inc. (“Consonus”), Strategic Technologies, Inc. (“STI”), UtiliPoint International, Inc. (“UTP”), UtiliPoint Analytics, Inc. (“UTPA”), formerly known as WeatherWise Holdings, Inc. (“WUI”) and its majority-owned subsidiaries Cimcorp Comйrcio Internacional e Informбtica S.A., (“Cimcorp SA”), Cimcorp USA, LLC, (“Cimcorp USA”) and Intelligent Project, LLC (“IP”) (collectively “Midas Medici” and the “Company”).   All significant intercompany transactions and balances have been eliminated in consolidation.

Description of Business

Midas Medici is a global green Information Technology (“IT”) company that supplies mid-sized and select enterprises and institutions with leading-edge IT solutions in the fields of virtualization, cloud computing, infrastructure as a service, and data management, as well as working with utilities and other institutions to transform the electric grid through digital technologies. Midas serves its client base of over 900 customers through its Consonus, Cimcorp SA, a Brazilian SociedadeAnфnima, UTP, and UTPA brands.  We currently have one reportable segment given the similarities of the economic characteristics among our product offerings.

Liquidity

The Company's consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Our accumulated deficit at December 31, 2011 was $23,784, and we incurred a consolidated net loss of $11,496 for the year ended December 31, 2011.  On December 31, 2011, we had a working capital deficit of $34,145.

During 2011, the Company continued to execute its acquisition plan and increase top line growth while improving operating margins.  The Company’s 2011 top line growth improved 12% in the US and 17% in Brazil as compared to 2010, excluding the revenue recognition of a large project in 2010.  Certain of the acquisitions resulted in significant costs to convert the Brazilian company to a US GAAP based reporting company.  The Company believes that its 2011 acquisitions have positioned itself to list on more senior stock exchanges including the OTCQX U.S, in New York and the Alternative Investment Market stock exchange in London, either or both of which would broaden the Company’s options to raise capital.

Our US operations contributed $6,301 to our consolidated loss before income tax expense of $13,878. Of the US loss before income tax expense of $6,301, net of a gain of $2,316 from purchase accounting adjustments related to the acquisition of our Brazil operations, approximately $5,935 relates to either one time expenses on non cash expenses as follows: $1,518 was related to non recurring deal expenses for the various acquisitions closed by the Company during 2011, $1,103 was for non-cash stock compensation charges and stock issued for consulting services and $3,314 was for non-cash depreciation and amortization - primarily related to amortization of definite lived intangible assets. Our Brazil operations, which we acquired in August 1, 2011, contributed a loss before income tax expense of $7,577 primarily due to acquisition related costs of $2,717 incurred during August to December 2011 that are non-recurring and $159 in depreciation and amortization. As such $8,811 of the operating costs that contributed to our consolidated loss before income tax expense of $13,878 are either non-recurring or non-cash.

Our working capital deficit of $34,145, is primarily composed of the following accounts that impact cash flow in 2012; current maturities of long term debt of $15,745 of which $8,410 relates to revolving credit facitilites that the Company expects to renew during 2012 or that have been already extended subsequent to year end, $7,255 of deferred purchase price consideration, which the Company believes will be extended in the event it are unable to pay as it becomes due, accounts payables, accounts receivables and accrued other liabilities.

The cash flow used in operations of $2,980 during 2011 was managed through increased borrowings through the asset based credit lines.

As described above the Company incurred significant losses before income tax expense of $13,878 in 2011, primarily due to non-recurring and non cash items totaling approximately $8,811.

During 2011, we took several initiatives which strengthened the Company’s ability to manage the company’s liquidity position and will continue to do so in 2012:

·
On July 29, 2011, we entered into a Commercial Financing Agreement (“CFA”) with Porter Capital Corporation (“Porter Capital”) whereby Porter Capital can purchase up to $5,000 of our eligible accounts receivable.  Under the CFA, Porter Capital typically advances up to 90% of the total eligible amount of accounts receivable factored.  The term of the CFA is for a period of two years, with automatic one-year extensions at the option of the Company. The Company increased its working capital line with Porter from $3,000,000 to $5,000,000 and Porter provided additional financing in the form of over advances beyond the working capital line based upon the increased accounts receivable on the Company’s books.

·
Also, on July 29, 2011, we entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes and 1,500,000 shares of common stock of the Company.  Each purchaser purchased 33,333 shares at $.01 per share for each $100,000 note purchased.   Through December 31, 2011, we sold $1,950 of notes and issued 649,998 shares of our common stock.

·	The Company reduced overhead costs dramatically in both the US and Brazil operations in December of 2011 which will result in annualized cost savings of $2,100 in the future.

·
As a result of our recent acquisition of Cimcorp and the excellent relationship Cimcorp maintains with several large financial institutions that have historically and currently provided financing, we believe that the Company has the opportunity to obtain additional working capital lines based on its new receivables it creates. In March 2012, the Company procured a new accounts receivables based working capital line for $1,179 from one of those relationship banks.

·
In April 2012 the Company entered into a revolving credit facility and promissory note with Knox Lawrence International, LLC and Quotidian, LLC of $2,000 upon which the company can draw down to support its working capital needs.

The Company expects available borrowings under the existing financing arrangements, additional financing arrangements entered into subsequent to December 31, 2011 and cash flows from operations to generate sufficient liquidity to meet the Company’s cash flow requirements through December 31, 2012. Management plans to maintain all lines of credit.

A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond the Company’s control could have a material adverse effect on the cash flows of the business and liquidity of the Company.  If this were to happen, the Company would further reduce costs or seek additional funding.

Accordingly, no adjustments have been made to the recorded amounts that might result from the outcome of the uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are used in determining, among other items, the assessment of recoverability of long-lived assets; the recognition and measurement of current and deferred income tax assets and liabilities (including the measurement of uncertain tax positions); allowance for doubtful accounts; long-term liabilities associated with tax and labor claims; and the determination of the fair value of leased equipment. Accordingly, actual results could differ from those estimates.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Revenue Recognition

The Company derives revenues from data center services and solutions , IT infrastructure services and solutions and equipment leases.

Data center services and solutions are comprised of managed infrastructure, managed services, sale of software and support services. IT infrastructure services and solutions include the sale of software and hardware, along with consulting, integration and training services.  Equipment leases comprise the sale of equipment through sales-type leases.

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. Delivery does not occur until products have been shipped or services have been provided and risk of loss has transferred to the client.

When the Company provides a combination of the above referenced products or services to its customers, recognition of revenues for the hardware and related maintenance services component is evaluated to determine if any software included in the arrangement is not essential to the functionality of the hardware based on accounting guidance related to “Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”  Hardware and related elements qualify for separation when the services have value on a stand-alone basis, objective and verifiable evidence of fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in its control. Fair value is determined principally by reference to relevant third-party evidence of fair value. Such third-party information is readily available since the Company primarily sells products offered by its vendors. The application of the appropriate accounting guidance to the Company’s sales requires judgment and is dependent upon the specific transaction. The Company recognizes revenues from the sale of hardware products at the time of sale provided the revenue recognition criteria are met and any undelivered elements qualify for separation.

The Company sells equipment under capital lease arrangements. The Company uses the leases topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 840, “Leases”, to evaluate whether an arrangement is a capital or operating lease and to determine classification of capital leases as either sales-type or direct financing.  For sales-type leases, the revenue allocated to the equipment is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the equipment has been installed and (ii)  receipt of the written customer acceptance certifying the completion of installation, provided collectability is reasonably assured.  The initial revenue recognized for sales-type leases consists of the present value of future payments computed at the interest rate implicit in the lease.  The determination of the fair value of the leased equipment requires judgment and can impact the split between revenue and finance income over the lease term. The Company includes interest income from sales-type leases in its revenues based on the effective interest rate of its lease agreements.  For the years ended December 31, 2011 and 2010, the amount of interest income included as part of leases revenue is $1,630 and $0, respectively.

The Company had entered into certain sales-type leases with customers, in which the underlying equipment was initially procured using a capital lease financing that restricted the Company from transferring title or ownership. In these situations, the Company has deferred revenue and costs related to the sales-type leases until the initial capital lease financing obligation was satisfied and/or title could be transferred.

In arrangements that include multiple elements, including software licenses, maintenance and/or professional services, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand alone value and delivery of the undelivered element is probable and within our control.  The Company determines the best estimate of selling price (“ESP”) of each element in an arrangement based on a selling price hierarchy. The best ESP for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method.

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Services revenue is recognized as the services are rendered.  Project related expenses are passed through at cost to clients. Revenue from time and materials contracts are recognized as billed (clients are billed monthly) unless the project has a major deliverable(s) associated with it, in which case the revenue is deferred until the major deliverable(s) is provided.

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

Revenue also consists of monthly fees for data center services and solutions including managed infrastructure and managed services and is included within “data center services and solutions” revenue in the accompanying consolidated statements of operations. Revenue from managed infrastructure and managed services is billed and recognized over the term of the contract which is generally one to five years. Installation fees associated with managed infrastructure and managed services revenue is billed at the time the installation service is provided and recognized over the estimated term of the related contract or customer relationship. Costs incurred related to installation are capitalized and amortized over the estimated term of the related contract or customer relationship.

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

Shipping and handling costs associated with the shipment of goods are recorded as costs of revenues in the consolidated statements of operations.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits or not be insured.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Approximately 51% and 99%, respectively, of the Company's hardware and software purchases for the years ended December 31, 2011 and 2010 were from one vendor and approximately 31% and 77% of accounts payable at December 31, 2011 and 2010, respectively, were due to this vendor. As of December 31, 2011 and 2010, one customer comprised approximately 7% and 12% of trade accounts receivable, respectively, and one customer comprised approximately 80% and 0% of total lease payments receivable, respectively.  Approximately 4% and 10%, respectively, of the Company's revenue for the years ended December 31, 2011 and 2010 were derived from one customer.

At December 31, 2011, approximately 52% of our assets were located in our Brazil subsidiary.  In addition, approximately 36% of our revenues for 2011 (Cimcorp SA’s revenue for August to December) were derived from our operations in Brazil.  Our business is thus particularly sensitive to any of the risks associated with operating in Latin America discussed in this section to the extent they arise or manifest themselves in Brazil.  Our operations and investments in Brazil (including the revenues generated by these operations, their market value and the dividends and management fees expected to be received therefrom) are subject to various risks linked to the economic, political and social conditions of these countries.

Deferred Costs

Deferred costs represent the unused portion of the maintenance support the Company has contracted with software and hardware vendors. These costs are amortized to costs of data center services ratably over the term of the related contracts. Deferred data center services costs also represent costs incurred related to installation of customers in our data centers and are capitalized and amortized over the estimated life of the customer relationship. These costs are amortized to costs of infrastructure solutions.   Additionally, the Company entered into certain sales-type leases with customers, in which the underlying equipment was initially procured using a capital lease financing that restricted the Company from transferring title or ownership. In these situations, the Company defers the revenue and costs related to the sales-type leases until the initial capital lease financing obligation is satisfied and/or title can be transferred.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The Company’s inventories in Brazil consist primarily of consigned inventory held at customer locations. In the US, the Company’s inventory consists of electronic access codes to the Company's certification training kits for its pilot training/certification offering and goods in transit.

Recoverable Taxes

When a corporation renders services or sells goods to a government entity in Brazil, the Federal entity upon paying the corporation for the services rendered or goods acquired, withholds part of the payment as a prepayment for the following Federal taxes:  PIS (turnover or sales tax), COFINS (social contribution taxes on gross revenues), CSLL (social contribution taxes on net profits) and IRPJ (corporate income tax). The withholding rates applicable to each tax are: (a) PIS: 0.65%; (b) COFINS: 3%; (c) CSLL: 1% and (d) IRPJ: 1.2% (acquisition of goods) or 4.8% (rendering of services).  The amounts of these withholding taxes correspond to a fraction of the total amount due by the Company of the same taxes for social contribution taxes and corporate income taxes. These amounts of withholding taxes paid upfront are an initial and partial payment of the same taxes, and will be deductible from the total amount of the same Federal taxes due by Cimcorp within the taxable period.  The Company is allowed to offset these amounts previously withheld while doing business with a Federal entity against any Federal taxes payable by the Company each month. These amounts previously withheld by the Federal entity and later applied to the Company’s Federal taxes payable are referred to as recoverable taxes. The Company has not recorded a provision for recoverable taxes as these amounts can be used to offset future taxes or can be requested to be refunded by the government for a period of 5 years.

When the Company bills its clients, including government agencies, the customer pays the Company the amount on the invoice less certain applicable taxes (PIS, COFINS, IRPJ, CSLL).  The taxes retained by the customer are remitted directly to the government. The difference between the total amount invoiced and the amount received by the Company is classified as recoverable taxes, which the Company will use to offset its own taxes payable to the government. Billings for such taxes amounting to $1,034 for the year ended December 31, 2011, are included in revenue in the consolidated statements of operations.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	30-40 years
Computers, software and equipment	3-15 years
Office furniture and equipment	2-10 years
Leasehold improvements	3 - 10 years

Property and equipment held under capital leases and leasehold improvements are amortized based on the straight-line method over the shorter of the lease term or estimated life of the assets. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
Long-lived Assets

Property and equipment and definite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, debt obligations and revolving credit facilities approximate their fair values due to their short-term nature and/or variable interest rates. The Company’s debt and capital lease obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.  As of December 31, 2011 and 2010, the Company does not have financial assets or financial liabilities that are measured at fair value on a recurring basis.

Stock-Based Compensation

The cost resulting from all stock based payment transactions are required to be recognized in the financial statements using the fair value method. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable. The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of options granted.

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

According to Brazilian Tax Rules, all corporations are subject to corporate income and social contribution Federal taxes.

See Note 13 for further discussion of the Company’s accounting for income taxes.

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest consists of the 20% portion of Cimcorp that is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within the Company’s control. Since redemption of the noncontrolling interest is outside of the Company’s control, these interests are presented on the consolidated balance sheets outside of equity under the caption “Redeemable noncontrolling interests.” See Note 2 for additional information regarding redeemable noncontrolling interests.

Noncontrolling Interests

Noncontrolling interests in net income (loss) are presented as a separate item in the consolidated statements of operations.  Noncontrolling interests consist of the minority-owned portions of the Company’s majority-owned subsidiaries, IP and Cimcorp.  At December 31, 2011 and 2010, the carrying value of the noncontrolling interest was $2,267 and $0, respectively.

Discontinued Operations

The consolidated financial statements and accompanying notes included in these consolidated financial statements include disclosure of the results of operations for the Utah based data center assets which were sold on October 1, 2010.  Accordingly, the results of operations related to these assets have been classified as discontinued operations in the consolidated statements of operations for the year ended December 31, 2010. See Note 12 for additional information regarding discontinued operations.

 Foreign Currency Translation and Transactions

The U.S. dollar is the reporting currency for all periods presented. The financial information for the Company outside the United States is measured using the local currency as the functional currency. Assets and liabilities for the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates, and revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains and (losses) from foreign currency transactions are reflected in the consolidated statements of operations. The foreign currency translation loss was $3,213 and $0 for the years December 31, 2011 and 2010, respectively. Such foreign currency transactions include primarily billings denominated in foreign currencies by the Company’s European and Brazilian subsidiaries, which are reported based on the applicable exchange rate in effect on the balance sheet date.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of "net income or loss" and "other comprehensive income (loss)."

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Reclassifications

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes. As discussed in Note 12, the Company has reclassified certain prior year amounts related to its discontinued operations.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Leases

The accounting for leases under ASC 840 ”Leases” is based on the view that a lease that transfers substantially all of the benefits and risks of ownership of the leased asset should be accounted for as the acquisition of an asset and the incurrence of an obligation by the lessee and as a sale or financing by the lessor and that all other leases should be accounted for as operating leases.

The Company enters into certain lease arrangements with financial institutions for the acquisition of IT related equipment. These leases are classified as capital leases in accordance with ASC 840.  At the same time of the aforementioned lease arrangements, the Company enters into a similar transaction with its clients, whereby the leased equipment is subleased to its customers. The latter transaction is classified as a sales-type lease. As a result, the Company records its original obligation under the lease agreement and a net investment related to the receivable from the client transaction.

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

The merger was accounted for using the purchase method of accounting for financial reporting purposes. The acquisition method requires the identification of the acquiring entity based on the criteria of ASC 805-10-55-12, “Accounting for Business Combinations”.   Based on an analysis of the relative voting rights in the combined entity after the business combination and the composition of the board of directors  and the relative size (measured in assets, revenues, or earnings), the Merger was accounted for as a reverse acquisition.  For accounting purposes, Consonus was identified as the acquiring entity and Midas as the acquired entity.   Under purchase accounting, the assets and liabilities of an acquired company (Midas Medici) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Accordingly, the financial statements and related footnote disclosures presented for the period prior to the Merger are those of Consonus and its subsidiaries alone. The financial statements as of December 31, 2011 and for the years ended December 31, 2011 and 2010 include the operations and cash flows of Consonus and its subsidiaries through February 28, 2011 and the combined operations and cash flows of Consonus and its subsidiaries and Midas after that date.

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

The Company has accounted for acquisition-related costs of $254 in selling, general and administrative expenses in the consolidated statement of operations.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Reais (net present value $5,395 USD) in cash payable January 27, 2012, Nine Million Brazilian Reais (net present value $2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.  The 1,297,022 common shares include certain price protection features for the benefit of the former controlling shareholders (“Shareholders”).  The SPA provides that during the 75-day period (the “Sale Period”) after the 6-month anniversary of the initial closing price per share, if the Shareholders desire to sell the common shares and do not receive at least $4.50 per share, the Shareholders shall have the right to receive from the Company the difference between the price they received per share and $4.50. In the event the Shareholders cannot sell the Shares during the Sale Period for at least $2.01 per share or are unable to sell their shares due to the Company’s failure to file its reports with the Securities and Exchange Commission, then the Shareholders shall be entitled to receive from the Company $4.50 per share in exchange for their Shares. The Shareholders are prohibited from selling the Shares for $2.00 per share or less. The fair value of this purchase price contingency amounting to $3,593 at the date of acquisition is remeasured each reporting period until the liability is settled.  During the year ended December 31, 2011, the Company recognized a gain on the change in fair value of the purchase price contingency of $1,128. The Company granted the Shareholders piggyback registration rights with respect to the Shares.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Pursuant to the terms of the stock purchase agreement, the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustment are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of December 31, 2011, the Company recorded a liability of $4,791 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the stock purchase agreement which amended the purchase price of the Tranche A shares to Brazilian Reais$7,000,000 from Brazilian Reais$9,000,000 which is the Brazilian Reais$11,000,000 purchase price of the Tranche A shares less Brazilian Reais$2,000,000 of total net debt, as defined in the stock purchase agreement, less Brazilian Reais$2,000,000 which has been previously paid by the Company. In addition, the amendment that extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provides for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of an interest in the 3% arrears fine over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

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

The financial statements and related footnote disclosures presented for the period prior to the acquisition of a majority interest in Cimcorp, Inc., are those of Midas Medici excluding Cimcorp SA and Cimcorp USA (“Midas”). The financial statements as of December 31, 2010 and for the years ended December 31, 2011 and 2010 include the operations and cash flows of Midas through August 2, 2011 and the combined operations and cash flows of Midas, Cimcorp SA and Cimcorp USA after that date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $16,382 has been allocated as follows (in thousands):

Cash and cash equivalents	$436
Accounts receivable	9,845
Lease payment receivable	24,827
Taxes recoverable	8,514
Customer relationships	6,497
Customer contracts	1,303
Goodwill	18,852
Fixed assets	788
Other assets	4,443
Accounts payable	(8,723)
Debt and capital leases	(31,959)
Other liabilities	(14,141)
Total	20,682
Redeemable noncontrolling interest	(4,300)
Purchase price	$16,382

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The purchase includes the assumption of gross accounts receivable (excluding lease payments receivables) totaling $11,463. The Company estimates that $1,618 of these receivables will not be collected. Therefore, the receivables are recorded at the estimated fair value of $9,845.

Goodwill recognized from the transaction mainly represented the expected operational and strategic synergies upon the acquisition and intangibles not qualifying for separate recognition. The Company does not expect the goodwill to be deductible for taxes purposes.

The total acquisition price of $16,382 consists of the following (in thousands):

Cash	$5,150
Common stock	2,244
Deferred purchase price	5,395
Purchase price contingency	3,593
Total purchase price	$16,382

Below is a rollforward of the redeemable noncontrolling interest:

Redeemable noncontrolling interests at acquisition date	$4,300
Loss attributable to redeemable noncontrolling interests	(1,521)
Foreign currency translation gain	(762)
Amortization discount	250
Redeemable noncontrolling interests at December 31, 2011	$2,267

Below is a rollforward of the deferred purchase price:

Deferred purchase price at acquisition date	$5,395
Amortization discount	313
Foreign currency translation gain	(917)
Deferred purchase price at December 31, 2011	$4,791

Pro forma Results

The following table sets forth the unaudited pro forma results of the Company as if the above Merger and Acquisitions had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Year Ended December 31,
	2011	2010

Total revenues	$130,695	$136,357
Net loss	$(11,590)	$(6,807)
Basic and diluted net loss per common share	$(1.27)	$(0.83)
Weighted average shares — basic and diluted	9,144,153	8,152,818

For the year ended December 31, 2011, the accompanying consolidated statement of operations includes revenues earned from Cimcorp, Inc. of $32,537.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 3 – LEASE PAYMENTS RECEIVABLE

Lease payments receivable result from sales-type leases that are discounted to their present values at the prevailing market rates. As of December 31, 2011, amounts receivable under sales-type leases consisted of (in thousands):

December
Lease Payments Receivable Under Capital Leases	31, 2011

2012	$2,521
2013	1,476
2014	358
Total lease payments receivable under sales-type leases	4,355
Less amount representing interest	(601)
Net lease payments receivable under sales-type leases	3,754
Less current portion of lease payments receivable under sales-type leases	(2,091)
Long-term lease payments receivable under sales-type leases	$1,663

In addition to the leases above, in 2010, the Company entered into a similar sales-lease type arrangement with Westcon Brasil Ltda. (“Westcon”), a third-party that specializes in buying and selling IT equipment and solutions. This specific arrangement was completed as part of a lease contract with CidadeAdministrativa de Minas Gerais - CAMG (Administrative City of Minas Gerais, one of Brazil’s 26 states). As of December 31, 2011, lease payments receivable under Westcon sales-type lease consisted of (in thousands):

December
Lease Payments Receivable Under Westcon Capital Leases	31, 2011

2012	$6,355
2013	6,355
2014	6,355
2015	3
Total lease payments receivable under Westcon sales-type leases	19,068
Less amount representing interest	(4,493)
Net lease payments receivable under Westcon sales-type leases	14,575
Less current portion of lease payments receivable under Westcon sales-type leases	(4,000)
Long-term lease payments receivable under Westcon sales-type leases	$10,575

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2011 and 2010, property and equipment, net consisted of (in thousands):

	December 31,	December 31,
	2011	2010
Buildings	$4,495	$4,051
Land	1,159	1,150
Leasehold improvements	336	48
Computer software and equipment	6,750	2,079
Furniture and fixtures	1,592	634
Machinery and equipment	28	-
Construction in process	114	114
Total property and equipment	14,474	8,076
Less accumulated depreciation	(8,157)	(2,602)

Total property and equipment, net	$6,317	$5,474

Depreciation expense from continuing operations for the years ended December 31, 2011 and 2010 amounted to approximately $652 and $540, respectively.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2011 the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$22,046	$(9,993)	$12,053
Customer backlog	1,086	(108)	978
Developed technology	2,000	(2,000)	-
Content and databases	1,316	(203)	1,113
Trademark	25	-	25
Trade names	529	(79)	450
Total	$27,002	$(12,383)	$14,619

At December 31, 2010 the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$16,000	$(6,978)	$9,022
Customer backlog	-	-	-
Developed technology	2,000	(2,000)	-
Content and databases	-	-	-
Trademark	-	-	-
Trade names	-	-	-
Total	$18,000	$(8,978)	$9,022

Amortization expenses from continuing operations for the years ended December 31, 2011 and 2010 amounted to approximately $3,377 and $2,753, respectively.

The changes in the carrying amount of goodwill for the year ended December 31, 2011 were as follows:
Total
Balance, December 31, 2010	$3,765
Acquisitions	25,209
Foreign currency translation	(3,135)
Balance, December 31, 2011	$25,839

The estimated future amortization expense of the definite-lived intangible assets as of December 31, 2011 are:

2012	$3,727
2013	3,369
2014	3,051
2015	2,799
2016	1,628
Thereafter	45
Total	$14,619

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of (in thousands):

	December 31, 2011	December 31, 2010

Accrued expenses	$2,220	$1,451
Accrued commission expenses	1,246	-
Accrued interest	574	32
Other taxes payable	180	769
Customer prepayments	510	-
Accrued payroll expenses	1,969	947
Sales tax payable	2,493	148
Related parties payable	249
Other	1,898	-
Income taxes payable	1,232	1,695
Total	$12,571	$5,042

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 7 – LONG – TERM DEBT

As of December 31, 2011 and 2010, debt consists of (in thousands):

	December 31,	December 31,
	2011	2010

Bank Mortgage Note Payable	$1,979	$2,088

Porter Capital Commercial Financing Agreement	5,898	-

Porter Capital Promissory Note	244	-

Certification Partners Promissory Note	210	-

Related Party Notes Payable	265	-

Subordinated Secured Promissory Notes	1,950	-

Banco Itau Working Capital Loan	1,148	-

Banco Safra Working Capital Loan	1,338	-

Banco Votorantim Working Capital Loan	1,615	-

Banco Bradesco Working Capital Loans	4,882	-

Banco do Brasil Working Capital Loan	2,612	-

Note Payable	436

Revolving Line of Credit	533	-

Other	4	229

Subtotal – Principal	23,114	2,317

Debt discount	(890)	-
	22,224	2,317

Less current maturities of long-term debt	(15,745)	(2,238)

Total long-term debt	$6,479	$79

Bank Mortgage Note Payable

The note is payable in equal monthly installments of $24,036 with an interest rate at 8%.  The bank mortgage note is collateralized by a first deed of trust on Consonus’s office building, assignment of all leases and a security interest in all fixtures and equipment.   As of this filing, the bank provided a twelve month extension of the maturity date from March 2012 to March 2013. As of December 31, 2011 and 2010, the balance outstanding for the bank mortgage note payable was $1,979 and $2,088, respectively.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Porter Capital Commercial Financing Agreement

On July 29, 2011, the Company entered into a Commercial Financing Agreement (“CFA”) with Porter Capital Corporation (“Porter Capital”) whereby Porter Capital can purchase a maximum of $3,000 of the Company’s eligible accounts receivable.  Under the CFA, Porter Capital typically advances to the Company 90% of the total amount of the accounts receivable factored. In December 2011, the agreement was amended to increase the maximum eligible accounts receivable Porter Capital can purchase from $3,000 to $5,000.

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

As of December 31, 2011, the balance due (including an overadvance) on the CFA was $5,898.

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

As of December 31, 2011, the promissory note balance due was $244.

Certification Partners Promissory Note

On July 22, 2011, the Company entered into a promissory note payable for $400 with a rate of interest at 5%. The principal and accrued interest for the promissory note is due on December 19, 2011. As of December 31, 2011, the balance due on the promissory note was $210. This promissory note was paid off in February 2012.

Subordinated Secured Promissory Notes

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes (the “Notes”) and 1,500,000 shares of common stock of the Company.  Each purchaser purchased 33,333 shares at $.01 per share for each $100,000 promissory note purchased.  The fair value of the shares will be recorded as a debt discount and accreted using the effective interest method over the term of the promissory notes.  Through December 31, 2011, the Company sold $1,950 of notes and 649,998 shares of the Company’s common stock.

The face amount of the promissory notes of approximately $1,950 was reduced by debt discount of $1,124, resulting in an initial carrying value of $826. The debt discount is amortized over the term of the promissory notes (24 months) using the effective interest method. The notes provide for payment of interest in the amount of 16% per annum with interest payable quarterly on July 31, October 31, January 31 and April 30 each year until the note is paid in full. The unpaid principal balance and all accrued but unpaid interest are due and payable on the earlier of (i) the consummation of a Company Equity Offering, as defined in the promissory notes, or (ii) on July 31, 2013.

The promissory notes of approximately $1,950 are due as follows:

•
$1,525 payable to Knox Lawrence International, LLC (“KLI”) and Quotidian Capital, LLC (“Quotidian”), entities of which Nana Baffour, the Company’s CEO, and Johnson Kachidza, the Company’s CFO, are each managing principals. 508,333 shares of the Company’s common stock were issued per the agreement.

•	$125 payable to Fiducie Famille Alain Lambert with 41,666 shares of the Company’s common stock issued per the agreement.

•	$200 payable to Serge Beausoleil with 66,666 shares of the Company’s common stock issued per the agreement.

•
$100 payable to Claude Veillette with 33,333 shares of the Company’s common stock issued and per the agreement (66,666 shares of the Company’s common stock were issued in August 2011 and 33,333 were cancelled in December).

As of December 31, 2011, the balance due on the promissory notes was $1,950. During the year ended December 31, 2011, the Company charged $234 to interest expense related to the amortization of the debt discount.

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

The note bears an interest at a rate of 6% with minimum payments of $10.5 and matures on April 15, 2014. As of December 31, 2011, the balance outstanding was $265.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Banco Itaú Working Capital Loan

On July 27, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from BancoItaú in the amount of US$ 1,866 (R$3,500) at an interest rate of 21.0% per annum. The loan is payable in 10 installments and matures in June 2012. This loan is secured by Cimcorp’s accounts receivable.   In the event of a default, the amount due shall bear delinquent interest of 12% per annum and a late payment surcharge. As of December 31, 2011, the balance due on the loan was $1,148. The minimum payment is $187 per month.

Banco Safra Working  Capital Loan

On June 21, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from BancoSafra in the amount of US$1,529 (R$2,868) at an interest rate of 7.4% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011)  per annum and a maturity date of March 2012.  Subsequent to December 31, 2011,  the Company has renewed the term of the loan through September 2012. This agreement is guaranteed by the accounts receivable related to certain client contracts. In the event of a default, the amount due shall bear a delinquent interest of 12% per annum and a fine of 2%.  As of December 31, 2011, the balance due on the loan was $1,338. The minimum payment is $64 per month.

Banco Votorantim Working Capital Loan

On October 15, 2010, the Company secured a working capital loan from BancoVotorantim in the amount of US$2,132 (R$4,000)  at an interest rate of 6.0% plus DI (interbank deposit – 11.6% at December 31, 2011) per annum and a maturity date of January 30, 2014.  This loan is secured by Cimcorp’s accounts receivable.  As of December 31, 2011, the balance due on the loan was $1,615. The minimum payment is $65 per month.

Banco Bradesco Working Capital Loans

On April 13, 2010, the Company secured a working capital loan from BancoBradesco in the amount of US$207 (R$388) at an interest rate of 16.4% per annum and a maturity date of April 2014.  This loan is secured by Cimcorp’s accounts receivable.  As of December 31, 2011, the balance due on the loan was $137. The minimum payment is $6 per month.

On December29, 2010, the Company secured another working capital loan from BancoBradesco in the amount of US$6,508 (R$ 12,000) at an interest rate of 6.8% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011) per annum and a maturity date of November 28, 2014.  This loan is also secured by Cimcorp’s accounts receivable. As of December 31, 2011, the balance due on the loan was $4,745. The minimum payment is $136 per month.

Banco do Brasil Working Capital Loan

On September 9, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco do Brasil in the amount of US$1,813 (R$3,400) at an interest rate of 18.9% per annum maturing in August 2014. This loan is guaranteed by Cimcorp’s accounts receivable. As of December 31, 2011, the balance due on the loan was $1,812. The minimum payment is $604 per month.

On January 25, 2010, the Company secured a guaranteed account from Banco do Brasil in the amount of $800 (R$1,500) at an interest rate of 5.611% per annum and plus CDI (interbank deposit certificate - 11.6% at December 31, 2011) per annum and a maturity date of April 13, 2010  with automatic renewal for periods of 90 days.  This guaranteed account is secured by guarantees from former shareholders. As of December 31, 2011, the balance due on the loan was $800.

Banco Itau Revolving Line of Credit

Cimcorp has the option of using an unsecured revolving line of credit linked to certain BancoItaú bank accounts.  As of December 31, 2011, the balance outstanding on the line of credit was $533.  The line of credit does not have a maturity date and has interest rate of 25.3% per annum.

Subordinated Debenture

Also assumed in the reverse merger was a Senior Subordinated Debenture to Bruce R. Robinson Trust in the principal amount of $447.  The Debenture provided for payment of interest in the amount of 12% per annum. The Debenture was due to mature on January 1, 2010 but was extended through September 30, 2010. The Company negotiated to settle the amounts owed in 2011. The Company settled the Debenture with a payment of $250 and the issuance of 22,222 shares of the Company’s common stock. There was no balance outstanding as of December 31, 2011.

Note Payable

In accordance with the acquisition of Cimcorp, Inc., the Company assumed a note payable of $697(R$1,082) which is payable in four quarterly installments of R$271 with the first installment due on October 20, 2012.  The note payable is unsecured and non-interest bearing.  As of December 31, 2011, the principal outstanding was $436 (R$811).

Future minimum principal payment obligations in each of the subsequent periods to December 31, 2011 are as follows (in thousands):

Amount

2012	$15,745
2013	4,259
2014	2,220
Total	22,224
Less current maturities of long-term debt	(15,745)
Long-term debt	$6,479

 NOTE 8 – CAPITAL LEASES

Cimcorp enters into capital lease arrangements with financial institutions (Banco do Brasil, Bradesco, CIT, Safra and BancoItaú) for the acquisition of IT related equipment, which, in turn, is subleased to its customers. See Note 3 for sales-type lease payments receivable.

Future minimum payments under capital lease obligations in each of the years subsequent to December 31, 2011 are as follows (in thousands):

Amount
Capital lease obligations:
2012	$1,993
2013	1,388
2014	332
2015	14
Total minimum lease payments	3,727
Less amount representing interest	(553)
Net minimum lease payments	3,174
Less current portion of obligations under capital leases	(1,614)
Long-term obligations under capital leases	$1,560

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 9 – DEFERRED REVENUE AND COSTS

The Company entered into certain sales-type lease with customers, in which the underlying equipment was initially procured using a capital lease financing that restricted the Company from transferring title or ownership. In these situations, the Company defers the sales-type lease until the capital lease obligation is satisfied and/or title can be transferred.

Included in long-term liabilities as of December 31, 2011 are $890 of deferred revenue related to sales-type leases.

NOTE 10 – WESTCON CAPITAL LEASE OBLIGATIONS

In addition to the leases entered into with the financial institutions aforementioned in Note 8 during 2010, the Company entered into a similar sales-lease type arrangement with Westcon, a third-party that specializes in buying and selling IT equipment and solutions. This specific arrangement was completed as part of a lease contract with CidadeAdministrativa de Minas Gerais - CAMG (Administrative City of Minas Gerais, one of Brazil’s 26 states). The lease obligation is guaranteed by the sales contract receivable, which has a term of 56 months.

Future minimum payments under the Westcon capital lease obligations in each of the subsequent periods to December 31, 2011 are as follows (in thousands):

Amount
Capital lease obligations:
2012	$4,481
2013	4,484
2014	3,916
2015	11
Total minimum lease payments	12,892
Less amount representing interest	(2,931)
Net minimum lease payments	9,961
Less current portion of obligations under capital leases	(2,890)
Long-term obligations under capital leases	$7,071

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 11 - 401(K) PLAN

The Company maintains a defined contribution retirement plan under Internal Revenue Code Section 401(k).  Substantially all regular full time employees are eligible to participate in the plan. The Company matches each eligible employee’s salary reduction contribution up to a limit of 3%.  The Company’s contributions were $54,022 for the year ended December 31, 2011, and $52,649 for the year ended December 31, 2010.

NOTE 12 –DISCONTINUED OPERATIONS

On October 1, 2010, the Company executed on a sale of its Utah-based data center assets.  Proceeds from the sale included a cash payment at closing of approximately $43,500 and a potential earn-out payment of up to $8,500 in February 2012, contingent on certain criteria related to business performance.

The consolidated financial statements and accompanying notes include disclosure of the results of operations for the Utah-based data center assets.  Accordingly, the results of operations related to these assets have been classified as discontinued operations in the consolidated statements of operations for the year ended December 31, 2010.

The components of income from discontinued operations for the year ended December 31, 2010 are as follows (in thousands):

Year Ended December 31,
2010
Revenue:
Data center services and solutions	$9,329
IT infrastructure solutions	-
IT infrastructure services	210
Total	9,539

Operating expenses:
Cost of data center services and solutions	3,801
IT infrastructure solutions	-
Cost of IT infrastructure services	142
Selling, general and administrative expenses	1,342
Depreciation and amortization expense	1,070
Total	6,355

Income from discontinued operations	3,184
Interest expense, net	(857)
Gain on sale of assets and liabilities	22,224
Income from discontinued operations before income tax	24,551
Income tax expense	(7,450)
Income from discontinued operations	$17,101

NOTE 13 – INCOME TAXES

The loss from continuing operations before provision for (benefit from) income taxes during the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
US	$(8,616)	$(8,208)
Foreign	(5,262)	-
Total	$(13,878)	$(8,208)

The provision (benefit) for income taxes from continuing operations estimated for the years ended December 31, 2011 and 2010 consist of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$285	$(5,783)
State	(407)	(3)
Foreign	21
Sub-total	(101)	(5,786)

Deferred:
Federal	(2,281)	2,281
Sub-total	(2,281)	2,281
Total	$(2,382)	$(3,505)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate from continuing operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Statutory U.S. Federal tax rate	34.00%	35.00%
State and local taxes, net of U.S. Federal tax benefit	2.33%	(5.79%)
Goodwill Impairment		(69.34%)
Non-deductible transaction costs	(3.16%)
Valuation allowances	(17.84%)	88.74%
Provision to return adjustments	1.36%	3.33%
Unrecognized tax benefit settlement	2.54%
Other	(2.06%)	(9.24%)
Effective tax rate	17.17%	42.70%

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred tax assets and liabilities at December 31, 2011 and 2010 are comprised of the following (in thousands):

	December 31, 2011	December 31, 2010
Current:
Accrued compensation	$210	$144
Allowance for bad debt expense	593	124
Other current accruals	2,071	354
Total current assets	2,874	622

Non Current
Intangible amortization	(4,023)	(3,627)
Tax depreciation in excess of book depreciation	(208)	(347)
Stock-based compensation	483
Deferred revenue	1,479	1,279
Net operating loss carry forwards	6,721	145
Other long-term accruals/credits	339
Total long-term assets/liabilities	4,791	(2,550)
Gross deferred tax liabilities	7,665	(1,928)
Valuation allowances	(7,665)
Net deferred tax liabilities	$0	$(1,928)

We have determined that deferred tax assets have not met the more likely than not threshold to be realized based on criteria in ASC 740 and as such full valuation allowances have been placed against them. Our valuation allowances related to deferred income taxes, as reflected in our consolidated balance sheets, is $7,665 as of December 31, 2011 and $0 as of December 31, 2010. The increase in valuation allowance from 2010 to 2011 was primarily due to establishing valuation allowance against domestic and foreign deferred tax assets.

We have federal, state, and foreign net operating loss carryforwards at December 31, 2011 of $11,837, $16,634, and $6,018, respectively.  During 2011 we acquired federal, state, and foreign net operating losses of $10,178, $7,804 and $4,159, respectively.  Our acquired federal net operating losses may be subject to an annual limitation under Section 382 of the Internal Revenue Code.  The earliest tax year open to examination by federal tax and major state tax jurisdictions is 2008.  The statute of limitations for taxes in Brazil is five years and the earliest tax year open to examination by federal tax and major state tax jurisdictions in Brazil is 2007.

United States income taxes have not been provided on basis differences in foreign subsidiaries because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

As of December 31, 2011, we had a liability for unrecognized tax benefits of $42 for various federal and state income tax matters and $970 for various foreign income tax matters. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2011 was $1,722, of which $481 would affect the effective tax rate if the Company were to recognize the tax benefit. The Company estimates that none of this will be paid within the next 12 months. However, the Company believes that within the next 12 months $447 of the liability for unrecognized tax benefits will expire if unpaid due to the expiration of certain statutes of limitations. This amount has been classified as current.

The Company recognizes accrued interest in interest expense and penalties in selling, general, and administrative expenses. During the years ended December 31, 2011 and 2010, the Company recognized approximately $22 and $0, respectively, of interest and penalties.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at January 1	$351	$351
Decreases from prior year tax positions	(351)
Decreases from current year tax positions	(150)
Increases from current year acquisitions	1,355
Decreases from foreign currency translation gain	(215)
Increases from interest/penalties	22
Balance at December 31	$1,012	$351

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

TAXES PAYABLE - Adherence to the Program of Subdivision of Federal Taxes (“REFIS”)

REFIS is Brazilian Federal Taxes Installment Payment Program to finance past due taxes in up to 180 installments.  The Company filed its adherence to the REFIS program, as provided in Law no. 11941 of May 27, 2009, and including all of its debts with the Receita Federal do Brasil and Procuradoria-Geral da FazendaNacional (Brazilian IRS) maturing through December 31, 2010.

Included in Other long-term liabilities and accrued liabilities as of December 31, 2011 are $1,144 of amounts due under the REFIS program.

RECOVERABLE TAXES

As of December 31, 2011, recoverable taxes consisted of (in thousands):

December
31, 2011
Recoverable Federal taxes (1)	$1,994
Recoverable state tax - ICMS (2)	161
Value-added taxes (3)	4,476
Subtotal	6,631
Current portion	(1,500)
Noncurrent portion included in other long-term liabilities	$5,131

(1) IRPJ: Brazilian Federal income tax on taxable net profits.
     CSLL: Social contribution on taxable net profits, created to finance social programs and funds.
(2) ICMS: State tax on sales of goods and services.
(3) Value-added taxes (PIS and COFINS) on goods and services sold.

According to Brazilian tax rules, payments made by Federal public entities for rendering of services or acquisition of goods are subject to the following withholding Federal taxes: PIS (turnover tax), COFINS (social contribution on gross revenues), CSLL (social contribution on net profits) and IRPJ (corporate income tax). The rates applicable to each tax are: (a) PIS: 0.65%; (b) COFINS: 3%; (c) CSLL: 1% and (d) IRPJ: 1.2% (acquisition of goods) or 4.8% (rendering of services).

In general, the amounts of withholding taxes correspond to a fraction of the total amount due by Cimcorp of the same taxes. In other words, the amounts of withholding taxes will be deemed as an initial and partial payment of the same taxes, and will be deductible from the total amount of the same Federal taxes due by Cimcorp within the taxable period.

Cimcorp is allowed to offset the amount previously withheld of Federal taxes over payments made by Federal public entities (recoverable taxes) with the amount due each month of the same taxes.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2011, accruals for contingent liabilities included in other long-term liabilities are comprised of the following (in thousands):
December
31, 2011
ISS tax claims (1)	$3,052
Labor related claims (2)	1,529
Other	57
Totals	$4,638

(1)	ISS Tax Claims
The municipality of Soa Paulo has several tax claims alleging that the Company owes ISS (service taxes – ImpostoSobreServiзos) on services rendered by the Company to customers within the municipality. The Company has recorded a $3,052 provision representing the portion of the claims, including accrued interest and penalties, deemed to be probable of payment upon ultimate settlement.

The Company recognizes accrued interest in interest expense and penalties in selling, general, and administrative expenses. During the years ended December 31, 2011 and 2010, the Company recognized approximately $88 and $0, respectively, of interest and penalties.

(2)	Labor
 Labor contingencies refer to labor claims for, among other things, overtime, wage equivalence, work conditions. The amounts recorded by the Company have been assessed as probable by its legal advisors. The Company has recorded of $1,529 that our legal advisors assessed as probable in 2011.

All contingent obligations are classified as long-term as the Company does not expect to pay any of these amounts in fiscal 2012 and include accrued interest and penalties amounting to $2,979 as of December 31, 2011.

Operating Leases

The Company leases various office spaces under non-cancelable operating leases which expire at various times from 2012 to 2017. Future aggregate minimum lease payments under non-cancelable operating leases as of December 31, 2011 were as follows (in thousands):

2012	$1,087
2013	664
2014	391
2015	342
2016	342
Thereafter	601
Total minimum lease payments	$3,427

The Company’s underlying leases for offices located in Brazil are secured by open letters of credit from BancoBradesco.  Rent expense for the years ended December 31, 2011 and 2010 was $250 and $0, respectively.

Letter of Credit

As of December 31, 2011, the Company is contingently liable for a letter of credit amounting to $330 to satisfy obligation in connection to a lease on the Company’s New York office. The letter of credit expires on November 30, 2012, automatically renews annually until 2018 and is collateralized by cash.

Employment Agreements

Effective July 16, 2009, we entered into employment agreements with two key executive officers which agreements contain the same terms and provisions. The agreements provide for an initial term of five years which shall be automatically extended for successive one year periods unless terminated.

The employment agreements provide for an annual base salary of $250 which shall be increased to $350 on the earlier to occur of the third anniversary of the agreements or the Company publicly reports consolidated annual gross revenues of at least $100,000.  In addition, the executives will each be entitled to an annual bonus targeted between 0% to 250% of the base salary during the first 3 years of the term of the Agreements and, thereafter, at a target to be determined in good faith by the Company’s board of directors.

Effective September 20, 2011, Midas Medici entered into an amendment to each of the employment agreements with Nana Baffour, CEO and Executive Chairman, and Johnson Kachidza, President and CFO.

Pursuant to the amendment entered into with Mr. Baffour, the Company agreed to pay up to 30% of the bonus provided for under the employment agreement, in shares of common stock of the Company.

Pursuant to the amendment entered into with Mr. Kachidza (the “Kachidza Amendment”), Mr. Kachidza’s Base Salary was amended to provide for an increase to $287 (instead of $350as provided for in the employment agreement) upon the earlier to occur of the third anniversary of the employment agreement or the date the Company publicly reports gross revenues of at least $100,000. Pursuant to the Kachidza Amendment, the Company agreed to pay up to 30% of the bonus to Mr. Kachidza in shares of common stock of the Company. The Kachidza Amendment also provides for an amendment to Mr. Kachidza’s title to reflect that of President and Chief Financial Officer.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cimcorp bids for projects from various Brazilian government agencies. Based on certain bids for projects from the Empresa Brasileira de Correios e Telégrafos – ECT, or Brazilian post office, an investigation by local authorities resulted in the filing of an administrative suit against a number of companies for bidding irregularities. On July 27, 2011, the Brazilian post office authority imposed a suspension of the right of Cimcorp to contract with the Empresa Brasileira de Correios e Telégrafos - ECT for a period of five years. Cimcorp has administratively appealed the penalty, which appeal is pending judgment. Cimcorp has also filed a writ of mandamus requesting the annulment of the administrative suit and suspension of the effects of the administrative ruling. On September 13, 2011, the judge granted a preliminary injunction to suspend the effects of the administrative ruling, which lifted the penalty applied against Cimcorp. Recently, a public civil suit was filed by the Federal Public Prosecutor’s Office dealing with the same issue. Cimcorp will defend these charges vigorously.

NOTE 15 – COMMON STOCK

The following summarizes common stock issuances which are not disclosed elsewhere in the accompanying consolidated financial statements during the year ended December 31, 2011:

On May 3, 2011, the Company completed its acquisition of WUI in an all-stock transaction consisting of 126,245 shares of the Company’s common shares valued at $2.12 per share of which 125,794 shares have been issued.

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

In September 2011, the Company issued an aggregate of 35,400 shares of common stock to all employees. The closing price on the day of grant was used to determine the market value of the shares issued. Compensation costs of $84 were charged to operations during the year ended December 31, 2011.

In November 2011, the Company issued an aggregate of 36,000 shares of common stock to Trilogy Capital Partners, Inc (“Trilogy”), an investor relations firm as per the Company’s agreement with Trilogy.

During the year ended December 31, 2011, the Company issued 354,047 shares of common stock for settlement of $1,147 of debt and the Company retired 425,000 shares of common stock held in treasury.

NOTE 16 – STOCK-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan at December 31, 2011 and changes during the year ended are as follows (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at January 1, 2011	61,468	$14.98
Issued as a result of the merger	441,707	2.38
Issued as a result of CimcorpAcq.	395,000	2.56
Forfeited or expired	(21,791)	26.85		3
Outstanding at December 31, 2011	876,384	$8.63	2.7	$-

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Prior to the Merger (see Note 2), the Company had stock options outstanding. Under the terms of the Merger, each option to acquire shares of Consonus common stock that was outstanding under each stock option plan was exchanged for options to acquire shares of Midas Medici at the rate of $1.33 a share. The exercise price of the exchanged options was adjusted for the exchange ratio, with all other provisions of the options remaining unchanged.

All outstanding options at December 31, 2011 are exercisable. As of December 31, 2011, there is no unrecognized compensation cost related to outstanding stock options because all options were fully vested. There were 395,000 options granted during the year ended December 31, 2011 and none granted during the year ended December 31, 2010. Compensation costs of $903 were charged to operations during the year ended December 31, 2011 for the options issued.

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

Warrants

A summary of the Company’s warrant activity and changes during the year ended December 31, 2011 are as follows:

			Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at January 1, 2011	-	-
Warrants issued as a result of the merger	12,800	$6.00
Outstanding at December 31, 2011	12,800	$6.00	3.13	$-

All outstanding warrants at December 31, 2011 are exercisable.

NOTE 17 – RESTRICTED SHARES

Prior to the Merger (see Note 2), the Company had restricted shares outstanding. The restricted shares of Consonus common stock that were outstanding under each stock option plan was exchanged based upon the merger exchange rate 1.33 a share.

A summary of the Company’s outstanding non-vested restricted shares at December 31, 2011 and for the year then ended are as follows:

	Number of Shares	Grant Date Fair Value
Nonvested Restricted Shares
Nonvested at January 1, 2011	29,672	$6.77
Granted	-	-
Vested	(9,891)	6.77
Forfeited	(19,781)	6.77
Nonvested at December 31, 2011	-	$-

SARs

The Company has awarded Stock Appreciation Rights (“SARs”) to three of its independent directors and certain executives in exchange for services rendered by them to the Company or a Subsidiary.  At January 1, 2010, there were 31,234 SARs outstanding at an average base price of $4.97.  An additional 42,244  were issued in 2010 at an average base price of $6.62.  At December 31, 2011, 73,478 SARs are outstanding.  No exercise event has occurred and, accordingly, there have been no expense or liabilities recognized related to these SARs for the year ended December 31, 2011.   “Exercise Event” is defined as: (i) any merger or consolidation to which the Company is a party so long as, as a result of such merger or consolidation, the Company’s majority stockholder, KLI, owns less than 25% of the stock in the surviving or resulting entity or its parent entity; (ii) the sale by the stockholders of the Company, in a single transaction or series of related transactions, of all of the stock of the Company or, if less than all, an amount of stock such that, as a result of the sale, KLI is the owner of less than 25% of the outstanding voting power of the Company; (iii) the sale of all or substantially all of the assets of the Company to an unrelated third party; or (iv) such other time for the allowance of the exercise of SARs as may be recommended by the Committee and approved by the Board.

Certain Relationships and Related Transactions

KLI

Consonus recognized expenses for services provided by KLI for the years ended December 31, 2010 of approximately $390,000.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Sale of Utah Data Center

In August 2010, and in connection with the sale of the Utah data center assets, Consonus entered into an agreement with KLI to terminate the annual management fee if the sale of the Utah data center assets was completed. In exchange for terminating the management fee, KLI received $250,000 in August 2010 and $500,000 in October 2010 upon completion of the Utah data center asset sale. Due to the payments and cancellation of the management fee being contingent upon the completion of the Utah data center assets, these amounts have been charged against the gain on sale in discontinued operations.

On October 1, 2010, certain related parties, officers and employee, received approximately $3.2 million in transaction incentive compensation for executing on the CAC asset sale.

On October 28, 2010, KLI and its affiliates, a principal stockholder of the Company, received a consent fee payment in the amount of $750,000 and a warrant to purchase 381,514 shares of Consonus common stock, valued at approximately $1.1 million, in exchange for KLI’s approval of the contribution of capital of Consonus  into STI for the purpose of paying settlement amounts to Avnet and the vendor notes. The $750,000 cash payment and approximately $1.1 million for the warrant is reflected as an expense offsetting the gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2010. The warrant value of $2.81 per share was determined by applying the Black-Scholes-Merton Model using the stock price as determined by the Company, the exercise price of$.000173, and risk-free interest rate of .13%. The warrant was exercised on October 28, 2010.

KLI Settlement Agreement

On April 4, 2011, the Company entered into a Settlement Agreement and Release with KLI, pursuant to which all outstanding notes and outstanding amounts owed to KLI by the Company and certain of its subsidiaries were aggregated and repaid as follows: (a) $490,000 was paid in cash, (b) 331,825 shares were issued to KLI as partial payment and (c) a promissory note in the amount of $370,102 payable over a 36 month period at an interest rate of 6% per annum was issued to KLI.

Subordinated Note and Common Stock private placement

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500,000 in subordinated secured promissory notes and 1,500,000 shares of common stock of the Company.  Each purchaser received 33,333 shares for each $100,000 promissory note purchased.  KLI and Quotidian Capital, LLC, entities of which Nana Baffour, the Company’s CEO, and Johnson Kachidza, the Company’s CFO, are each managing principals purchased $1,525,000 in promissory notes in this transaction and subscribed for 508,333 shares of the Company’s common stock in connection with the purchase of the promissory notes.

Payments to Former Shareholders

In connection with the acquisition of Cimcorp in August 2011, two former shareholders entered into consulting agreements with the Company. Accordingly, the Company expensed $602 in 2011 associated with these amounts.

NOTE 18 – EARNINGS (LOSS) PER SHARE

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

For the years ended December 31, 2011 and 2010, the dilutive earnings (loss) per common share does not include the dilutive effect of 0 and 22,310 non-vested restricted shares, respectively, and 12,800 and 381,514 warrants, respectively, and excludes all outstanding stock options of 876,384 and 46,217, respectively, due to the Company reporting losses from continuing operations.

NOTE 19 - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in three geographic locations. Those geographic operations are the United States, Brazil and Czech Republic.

Information for the year ended December 31, 2011 and 2010 concerning principal geographic areas is presented below according to the area where the activity is taking place (in thousands).

	2011				2010
	United States	Brazil	Czech Republic	Total	United States	Brazil	Czech Republic	Total
Revenues	$56,793	$32,537	$360	$89,690	$51,626	$-	$-	$51,626
Operating (loss)	(7,646)	(5,180)	(1)	(12,827)	(23,651)	-	-	(23,651)
Goodwill	10,124	15,715	-	25,839	3,765	-	-	3,765
Total assets	60,474	61,432	97	122,003	46,488	-	-	46,488
Capital expenditures	$148	$244	$-	$392	$756	$-	$-	$756

NOTE 20 – FAIR VALUE MEASUREMENTS

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

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$2,464	$-	$-	$2,464
Total Liabilities	$2,464	$-	$-	$2,464

NOTE 21 – SUBSEQUENT EVENTS

In January 2012, the Company raised $700 by issuing 311,111 shares of the Company’s common stock and 311,111 warrants exercisable at $3.15 per share.