Form 10-Q
period 2012-03-31
Midas Medici Group Holdings, Inc.
filed 2012-05-17
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 10,282,532 shares of the issuer's common stock outstanding as of May 16, 2012.

MIDAS MEDICI GROUP HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of  Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements”. Forward-looking statements reflect our current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements relating to our business goals, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete customer transactions and capital raising transactions; and other factors (including the risks contained in the sections of our annual report on Form 10-K entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this quarterly report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Part 1: FINANCIAL INFORMATION

Item 1: Financial Statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,381	$1,461
Accounts receivable, net of allowance for doubtful accounts of $1,806 and $1,711, respectively	25,044	28,374
Lease payments receivable, current	2,071	2,091
Lease payments receivable – Westcon	4,849	4,000
Inventories	3,827	3,413
Recoverable taxes, current	1,544	1,500
Deferred costs, current	9,470	13,044
Prepaid expenses and other current assets	2,436	2,017
Total current assets	50,622	55,900

Property and equipment, net	6,523	6,317
Accounts receivable, long-term	48	70
Lease payments receivable, long-term	1,732	1,663
Lease payments receivable - Westcon, long-term	10,648	10,575
Recoverable taxes, long-term	5,709	5,131
Goodwill	26,194	25,839
Other intangible assets, net	13,868	14,619
Other assets	468	443
Deferred costs, net of current portion	1,156	1,446
Total assets	$116,968	$122,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37,541	$36,815
Accrued liabilities	11,881	12,571
Westcon capital lease, current	3,116	2,890
Capital leases, current	1,597	1,614
Current maturities of long-term debt	15,927	15,745
Current portion of deferred revenue	13,245	13,155
Deferred purchase price	3,791	4,791
Purchase price contingency	4,397	2,464
Total current liabilities	91,495	90,045

Long-term debt, net of current maturities	6,079	6,479
Westcon capital lease, net of current maturities	6,446	7,071
Capital leases, net of current maturities	1,402	1,560
Deferred revenue, net of current portion	2,668	2,761
Other long-term liabilities	7,962	7,955
Total liabilities	116,052	115,871

Commitments and contingencies

Redeemable noncontrolling interest	1,640	2,267

Stockholders' (Deficit) Equity:
Preferred stock $0.001 par value, 10,000,000 shares authorized; no shares issued as of March 31, 2012 and December 31, 2011	-	-
Common stock $0.001 par value, 40,000,000 shares authorized; 10,282,532 and 9,894,374 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	10	10
Additional paid-in capital	31,749	30,888
Accumulated deficit	(29,007)	(23,784)
Accumulated other comprehensive loss	(3,476)	(3,249)
Total stockholders' equity (deficit)	(724)	3,865
Total liabilities and stockholders' equity (deficit)	$116,968	$122,003

See accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
Data center services and solutions	$14,952	$7,066
IT infrastructure services	1,216	852
IT infrastructure solutions	19,379	4,919
Totals	35,547	12,837

Operating expenses:
Data center services and solutions	10,759	4,858
IT infrastructure services	975	614
IT infrastructure solutions	13,371	4,056
Selling, general and administrative expenses	11,088	4,313
Depreciation and amortization expense	1,258	725
Totals	37,451	14,566

Operating loss	(1,904)	(1,729)

Loss on change in fair value of purchase price contingency	(1,933)	-
Other income	127	-
Interest expense, net	(2,090)	(141)
Foreign currency transaction gain	27	-

Loss before income tax expense	(5,773)	(1,870)

Income tax benefit (expense)	(39)	758

Consolidated net loss	(5,812)	(1,112)

Less: loss attributable to noncontrolling interest	589	-

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(5,223)	$(1,112)

Comprehensive loss:
Consolidated net loss	$(5,812)	$(1,112)
Foreign currency translation adjustment	(227)	-
Total comprehensive loss	(6,039)	(1,112)
Comprehensive loss attributable to the noncontrolling interest	589	-
Comprehensive loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(5,450)	$(1,112)

Loss per share:
Loss per common share - basic and diluted	$(0.53)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	9,941,816	5,699,078

See accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For The Three Months Ended March 31, 2012
(In thousands, except share amounts)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss	Equity (Deficit)

Balance at January 1, 2012	9,894,374	$10	$30,888	$(23,784)	$(3,249)	$3,865
Stock issued in connection with a private placement	311,000	-	700	-	-	700
Stock issued in connection with Board of Directors compensation	72,858	-	153	-	-	153
Stock issued in connection with consulting services	4,300	-	8	-	-	8
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	-	-	-	(5,223)	-	(5,223)
Foreign currency translation adjustment	-	-	-	-	(227)	(227)
Balance at March 31, 2012	10,282,532	$10	$31,749	$(29,007)	$(3,476)	$(724)

See accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
For The Three Months Ended March 31, 2012
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Consolidated net loss	$(5,812)	$(1,112)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,036	725
Amortization of debt discount	222	-
Stock issued in connection with consulting services	8	-
Stock issued in connection with board of directors compensation	153	22
Gain on change in fair value of purchase price contingency	1,933	-
Foreign currency transaction gain	(27)	-
Deferred income taxes	-	(800)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,322	3,062
Inventories	(377)	-
Recoverable taxes	(427)
Deferred support costs	3,998	-
Prepaid expenses and other current assets	(380)	460
Other assets	(12)	-
Accounts payable	278	(4,206)
Accrued liabilities	(886)	(67)
Deferred revenue	(31)	(737)
Income taxes payables	(227)	(217)
Net cash provided by (used in) operating activities	2,771	(2,870)

Investing activities:
Payments on deferred purchase price	(1,148)	-
Capital expenditures	(266)	(23)
Cash received from business acquisitions	-	9
Net cash used in investing activities	(1,414)	(14)

Financing activities:
Payments on capital leases	(1,555)	-
Proceeds from debt	1,834	77
Repayments on debt	(2,622)	(59)
Cash proceeds from sale of common stock	700	-
Net cash provided by (used in) financing activities	(1,643)	18

Effect of exchange rate changes on cash	206	-

Net decrease in cash and cash equivalents	(80)	(2,866)

Cash and cash equivalents at beginning of period	1,461	5,030

Cash and cash equivalents at end of period	$1,381	$2,164

Supplemental disclosure of cash flow information:
Interest paid	$1,294	$119
Income taxes paid	$138	$875

Noncash transactions:
Equipment acquired under capital leases	$124	$-

See accompanying notes to unaudited condensed consolidated financial statements

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

General

The accompanying unaudited condensed consolidated financial statements of Midas Medici Group Holdings, Inc. formerly Mondo Acquisition I, Inc., and its wholly owned subsidiaries Consonus Technologies, Inc. (“Consonus”), Strategic Technologies, Inc. (“STI”), UtiliPoint International, Inc. (“UTP”), UtiliPoint Analytics, Inc. (“UTPA”), formerly known as WeatherWise Holdings, Inc. (“WUI”) and its majority-owned subsidiaries Cimcorp Comйrcio Internacional e Informбtica S.A., (“Cimcorp SA”), Cimcorp USA, LLC, (“Cimcorp USA”) and Intelligent Project, LLC (“IP”) (collectively “Midas Medici” and the “Company”)  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The December 31, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on April 16, 2012. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  However, the results from operations for the three month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 16, 2012.

Description of Business

Midas Medici is a global green Information Technology (“IT”) company that supplies mid-sized and select enterprises and institutions with leading-edge IT solutions in the fields of virtualization, cloud computing, infrastructure as a service and data management, as well as working with utilities and other institutions to transform the electric grid through digital technologies. Midas serves its client base of over 900 customers through its Consonus, Cimcorp SA, a Brazilian Sociedade Anonima , UTP, and UTPA brands.  We currently have one reportable segment given the similarities of the economic characteristics among our product offerings.

Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Our accumulated deficit at March 31, 2012 was $29,007 and we incurred a consolidated net loss of $5,812 for the three months ended March 31, 2012. On March 31, 2012, we had a working capital deficit of $40,873.

During the first quarter of 2012, the Company continued to grow driven by its acquisitive strategy and increased top line growth while improving operating margins.  The Company’s first quarter of 2012 top line grew 177.0% from the first quarter of 2011 due to the acquisition of the Brazilian operations.  In May, the Company listed on the OTCQX U.S in New York, which management believes will broaden the Company’s options to raise capital.

Our working capital deficit of $40,873 is primarily comprised of the following accounts that impact cash flow for the remainder of  2012; current maturities of long term debt of $15,927 of which $7,696 relates to revolving credit facilities and our mortgage note of $1,964 already extended through March 2013, $8,188 of deferred purchase price contingency consideration, which the Company believes will be extended in the event it is unable to pay as they become due, accounts payables, accounts receivables and accrued other liabilities.

The cash flow provided by operations of $2,771 during the first quarter of 2012 was achieved primarily through collection of accounts receivables

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Concluded)

During the first quarter of 2012, we took several initiatives which strengthened the Company’s ability to manage its liquidity position and will continue to do so throughout 2012:

●
As a result of our recent acquisition of Cimcorp and the relationship Cimcorp maintains with several large financial institutions that have historically and currently provided financing, we believe that the Company has the opportunity to obtain additional working capital lines based on its new receivables it creates. In March 2012, the Company procured a new accounts receivable based working capital line for $1,207 from one of those relationship banks.

●
In April 2012, the Company entered into a revolving credit facility and promissory note with Knox Lawrence International, LLC and Quotidian, LLC of $2,000 upon which the Company can draw down to support its working capital needs.

●	In May 2012, the Company procured a new accounts receivables based working capital line for $1,646 from one of the Company’s Brazilian relationship banks.

The Company expects available borrowings under the existing financing arrangements, additional financing arrangements entered into subsequent to March 31, 2012 and cash flows from operations to generate sufficient liquidity to meet the Company’s cash flow requirements through March 31, 2013. Management plans to maintain all lines of credit.

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

NOTE 2 – BUSINESS COMBINATIONS

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

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Reais (net present value $5,395 USD) in cash payable January 27, 2012, Nine Million Brazilian Reais (net present value $2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.  The 1,297,022 common shares include certain price protection features for the benefit of the former controlling shareholders (“Shareholders”).  The SPA provides that during the 75-day period (the “Sale Period”) after the 6-month anniversary of the initial closing, if the Shareholders desire to sell the common shares and do not receive at least $4.50 per share, the Shareholders shall have the right to receive from the Company the difference between the price they received per share and $4.50. In the event the Shareholders cannot sell the shares during the Sale Period for at least $2.01 per share or are unable to sell their shares due to the Company’s failure to file its reports with the Securities and Exchange Commission, then the Shareholders shall be entitled to receive from the Company $4.50 per share in exchange for their shares. The Shareholders are prohibited from selling the shares for $2.00 per share or less. The fair value of this purchase price contingency amounting to $3,593 at the date of acquisition is remeasured each reporting period until the liability is settled.  During the three months ended March 31, 2012, the Company recognized a loss on the change in fair value of the purchase price contingency of $1,933. The Company granted the Shareholders piggyback registration rights with respect to the shares.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 2 – BUSINESS COMBINATIONS (Continued)

Pursuant to the terms of the stock purchase agreement, the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustment are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of March 31, 2012, the Company recorded a liability of $3,791 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the stock purchase agreement which amended the purchase price of the Tranche A shares to Brazilian Reais$7,000,000 from Brazilian Reais$9,000,000, which is the Brazilian Reais$11,000,000 purchase price of the Tranche A shares less Brazilian Reais$2,000,000 of total net debt, as defined in the stock purchase agreement, less Brazilian Reais$2,000,000, which has been previously paid by the Company. In addition, the amendment extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provides for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of an interest in the 3% arrears fine over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

The Seller’s right to have the Company purchase the remaining 20% of the shares of Cimcorp resulted in recognition of a redeemable noncontrolling interest in Cimcorp on the date of acquisition.

The Company has accounted for these acquisitions under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. The allocation of the purchase price was based upon management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed.

The financial statements and related footnote disclosures presented for the period prior to the acquisition of a majority interest in Cimcorp, Inc. are those of Midas Medici excluding Cimcorp SA and Cimcorp USA (“Midas”).

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 2 – BUSINESS COMBINATIONS (Continued)

The purchase includes the acquisition of gross accounts receivable (excluding lease payments receivables) totaling $11,463. The Company estimates that $1,618 of these receivables will not be collected. Therefore, the receivables are recorded at the estimated fair value of $9,845.

In order to allocate the purchase price of Cimcorp, the Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities based on independent appraisal reports as well as its experience with similar assets and liabilities in similar industries. We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms. The Company used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate.

Goodwill recognized from the transaction mainly represented the expected operational and strategic synergies upon the acquisition and intangibles not qualifying for separate recognition. The Company does not expect the goodwill to be deductible for tax purposes.

The total acquisition price of $16,382 consists of the following:

Cash	$5,150
Common stock	2,244
Deferred purchase price	5,395
Purchase price contingency	3,593
Total purchase price	$16,382

Below is a rollforward of the redeemable noncontrolling interest:

Redeemable noncontrolling interests at January 1, 2012	$2,267
Loss attributable to redeemable noncontrolling interests	(589)
Foreign currency transaction gain	(71)
Amortization discount	33
Redeemable noncontrolling interests at March 31, 2012	$1,640

Below is a rollforward of the deferred purchase price:

Deferred purchase price at January 1, 2012	$4,791
Payment	(1,148)
Amortization discount	41
Foreign currency translation gain	107
Deferred purchase price at March 31, 2012	$3,791

Pro forma Results

The following table sets forth the unaudited pro forma results of the Company as if the reverse acquisition with Consonus Technologies, Inc., and acquisitions of Weatherwise Holdings, Inc., and Cimcorp, Inc. had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Three Months Ended March 31, 2011

Total revenues	$34,478
Net income attributable to Midas Medici Group Holdings, Inc.	$964
Basic and diluted net income per common share	$0.17
Weighted average shares — basic and diluted	5,699,078

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 3 – LEASE PAYMENTS RECEIVABLE

Lease payments receivable result from sales-type leases that are discounted to their present values at the prevailing market rates. As of March 31, 2012 and December 31, 2011, amounts receivable under sales-type leases consisted of:

	March 31,	December 31,
Lease Payments Receivable Under Capital Leases	2012	2011
	(unaudited)
2012	$1,960	$2,521
2013	2,017	1,476
2014	392	358
Total lease payments receivable under sales-type leases	4,369	4,355
Less amount representing interest	(566)	(601)
Net lease payments receivable under sales-type leases	3,803	3,754
Less current portion of lease payments receivable under sales-type leases	(2,071)	(2,091)
Long-term lease payments receivable under sales-type leases	$1,732	$1,663

In addition to the leases above, in 2010, the Company entered into a similar sales-lease type arrangement with Westcon Brasil Ltda. (“Westcon”), a third-party that specializes in buying and selling IT equipment and solutions. This specific arrangement was completed as part of a lease contract with CidadeAdministrativa de Minas Gerais - CAMG (Administrative City of Minas Gerais, one of Brazil’s 26 states). As of March 31, 2012, lease payments receivable under Westcon sales-type lease consisted of:

	March 31,	December 31,
Lease Payments Receivable Under Westcon Capital Leases	2012	2011
	(unaudited)
2012	$5,460	$6,355
2013	7,224	6,355
2014	7,126	6,355
2015	5	3
Total lease payments receivable under Westcon sales-type leases	19,815	19,068
Less amount representing interest	(4,318)	(4,493)
Net lease payments receivable under Westcon sales-type leases	15,497	14,575
Less current portion of lease payments receivable under Westcon sales-type leases	(4,849)	(4,000)
Long-term lease payments receivable under Westcon sales-type leases	$10,648	10,575

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2012, the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (unaudited):

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$22,167	$(10,627)	$11,540
Customer backlog	1,111	(284)	827
Developed technology	2,000	(2,000)	-
Content and databases	1,316	(263)	1,053
Trade names	529	(106)	423
Trademark	25	-	25
Total	$27,148	$(13,280)	$13,868

At December 31, 2011, the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$22,046	$(9,993)	$12,053
Customer backlog	1,086	(108)	978
Developed technology	2,000	(2,000)	-
Content and databases	1,316	(203)	1,113
Trademark	25	-	25
Trade names	529	(79)	450
Total	$27,002	$(12,383)	$14,619

Amortization expense for the three months ended March 31, 2012 and 2011 amounted to approximately $897 and $600, respectively.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

Total
Balance, December 31, 2011	$25,839
Acquisitions	-
Foreign currency translation	355
Balance, March 31, 2012	$26,194

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

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	March 31, 2012	December 31, 2011
	(unaudited)
Accrued expenses	$1,776	$2,220
Accrued commission expenses	296	1,246
Accrued interest	756	574
Other taxes payable	233	180
Customer prepayments	565	510
Accrued payroll expenses	2,189	1,969
Sales tax payable	2,311	2,493
Related parties payable	-	249
Other	2,518	1,898
Income taxes payable	1,237	1,232
Total	$11,881	$12,571

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT

Long-term debt consisted of (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Bank Mortgage Note Payable	$1,964	$1,979

Porter Capital Commercial Financing Agreement	5,183	5,898

Porter Capital Promissory Note	244	244

Certification Partners Promissory Note	-	210

Related Party Notes Payable	86	265

Subordinated Secured Promissory Notes	1,950	1,950

Banco Itau Working Capital Loan	596	1,148

Banco Safra Working Capital Loan	1,630	1,338

Banco Votorantim Working Capital Loan	1,464	1,615

Banco Bradesco Working Capital Loans	4,837	4,882

Banco do Brasil Working Capital Loan	2,689	2,612

Banco Parana Working Capital Loan	1,207	-

Note Payable	279	436

Revolving Line of Credit	549	533
Other	78	4
Subtotal – Principal	22,756	23,114
Debt discount	(750)	(890)
	22,006	22,224
Less current maturities of long-term debt	(15,927)	(15,745)

Total long-term debt	$6,079	$6,479

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT (Continued)

Bank Mortgage Note Payable

The note is payable in equal monthly installments of $24 with an interest rate at 8%.  The bank mortgage note is collateralized by a first deed of trust on Consonus’s office building, assignment of all leases and a security interest in all fixtures and equipment.   In March 2012, the bank provided a twelve month extension of the maturity date to March 2013. As of March 31, 2012 and December 31, 2011, the balance outstanding for the bank mortgage note payable was $1,964 and $1,979, respectively.

Porter Capital Commercial Financing Agreement

On July 29, 2011, the Company entered into a Commercial Financing Agreement (“CFA”) with Porter Capital Corporation (“Porter Capital”), whereby Porter Capital can purchase a maximum of $3,000 of the Company’s eligible accounts receivable.  Under the CFA, Porter Capital typically advances to the Company 90% of the total amount of the accounts receivable factored. In December 2011, the agreement was amended to increase the maximum eligible accounts receivable Porter Capital can purchase from $3,000 to $5,000.

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

As of March 31, 2012 and December 31, 2011, the balance due (including an overadvance) on the CFA was $5,183 and $5,898, respectively.

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

As of March 31, 2012 and December 31, 2011, the promissory note balance due was $244.

Certification Partners Promissory Note

On July 22, 2011, the Company entered into a promissory note payable for $400 with a rate of interest at 5%. The principal and accrued interest for the promissory note was due on December 19, 2011. As of March 31, 2012 there was no balance due on the promissory note.

Subordinated Secured Promissory Notes

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes (the “Notes”) and 1,500,000 shares of common stock of the Company.  Each purchaser purchased 33,333 shares at $.01 per share for each $100,000 promissory note purchased.  The fair value of the shares will be recorded as a debt discount and is being accreted using the effective interest method over the term of the promissory notes.  Through December 31, 2011, the Company sold $1,950 of notes and 649,998 shares of the Company’s common stock.

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
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT (Continued)

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

•
$100 payable to Claude Veillette with 33,333 shares of the Company’s common stock issued and per the agreement (66,666 shares of the Company’s common stock were issued in August 2011 and 33,333 were cancelled in December 2011).

As of March 31, 2012 and December 31, 2011, the balance due on the promissory notes was $1,950. During the three months ended March 31, 2012, the Company charged $140 to interest expense related to the amortization of the debt discount.

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

The note bears an interest at a rate of 6% with minimum payments of $10.5 and matures on April 15, 2014. As of March 31, 2012 and December 31, 2011, the balance outstanding was $86 and $265, respectively.

Banco Itaú Working Capital Loan

On July 27, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Itaú in the amount of US$ 1,866 (R$3,500) at an interest rate of 21.0% per annum. The loan is payable in 10 installments and matures in June 2012. This loan is secured by Cimcorp’s accounts receivable.   In the event of a default, the amount due shall bear delinquent interest of 12% per annum and a late payment surcharge. As of March 31, 2012 and December 31, 2011, the balance due on the loan was $596 and $1,148, respectively. The minimum payment is $187 per month.

Banco Safra Working Capital Loan

On June 21, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Safra in the amount of US$1,529 (R$2,868) at an interest rate of 7.4% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011)  per annum and a maturity date of March 2012.  In March 2012, the Company has renewed the term of the loan through September 2012. This agreement is guaranteed by the accounts receivable related to certain client contracts. In the event of a default, the amount due shall bear a delinquent interest of 12% per annum and a fine of 2%.  As of March 31, 2012 and December 31, 2011, the balance due on the loan was $1,630 and $1,338, respectively. The minimum payment is $64 per month.

Banco Votorantim Working Capital Loan

On October 15, 2010, the Company secured a working capital loan from BancoVotorantim in the amount of US$2,132 (R$4,000)  at an interest rate of 6.0% plus DI (interbank deposit – 11.6% at December 31, 2011) per annum and a maturity date of January 30, 2014.  This loan is secured by Cimcorp’s accounts receivable.  As of March 31, 2012 and December 31, 2011, the balance due on the loan was $1,464 and $1,615, respectively. The minimum payment is $65 per month.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT (Continued)

Banco Bradesco Working Capital Loans

On April 13, 2010, the Company secured a working capital loan from Banco Bradesco in the amount of US$207 (R$388) at an interest rate of 16.4% per annum and a maturity date of April 2014.  This loan is secured by Cimcorp’s accounts receivable.  As of March 31, 2012 and December 31, 2011, the balance due on the loan was $124 and $137, respectively. The minimum payment is $6 per month.

On December 29, 2010, the Company secured another working capital loan from Banco Bradesco in the amount of US$6,508 (R$ 12,000) at an interest rate of 6.8% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011) per annum and a maturity date of November 28, 2014.  This loan is also secured by Cimcorp’s accounts receivable. As of March 31, 2012 and December 31, 2011, the balance due on the loan was $4,713 and $4,745, respectively. The minimum payment is $136 per month.

Banco do Brasil Working Capital Loan

On September 9, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco do Brasil in the amount of US$1,813 (R$3,400) at an interest rate of 18.9% per annum maturing in August 2014. This loan is guaranteed by Cimcorp’s accounts receivable. As of March 31, 2012 and December 31, 2011, the balance due on the loan was $1,866 and $1,812, respectively. The minimum payment is $604 per month.

On January 25, 2010, the Company secured a guaranteed account from Banco do Brasil in the amount of $800 (R$1,500) at an interest rate of 5.611% per annum and plus CDI (interbank deposit certificate - 11.6% at December 31, 2011) per annum and a maturity date of April 13, 2012  with automatic renewal for periods of 90 days.  This guaranteed account is secured by guarantees from former shareholders. As of March 31, 2012 and December 31, 2011, the balance due on the loan was $823 and $800, respectively.

Banco Paraná Working Capital Loan

On March 29, 2012, the Company secured a working capital loan from Banco Paraná in the amount of US$1,207 (R$2,200)  at an interest rate of 8.47%  per annum and a maturity date of May 31, 2012.  This loan is secured by Cimcorp’s accounts receivable.  As of March 31, 2012, the balance due on the loan was $1,207.

Banco Itau Revolving Line of Credit

Cimcorp has the option of using an unsecured revolving line of credit linked to certain Banco Itaú bank accounts.  As of March 31, 2012 and December 31, 2011, the balance outstanding on the line of credit was $549 and $533, respectively.  The line of credit does not have a maturity date and has interest rate of 25.3% per annum.

Note Payable

In accordance with the acquisition of Cimcorp, Inc., the Company assumed a note payable of $697(R$1,082) which is payable in four quarterly installments of R$271 with the first installment due on October 20, 2012.  The note payable is unsecured and non-interest bearing.  As of March 31, 2012 and December 31, 2011, the principal outstanding was $279 (R$508) and $436 (R$811), respectively.

Related Party Revolving Credit Facility

In April 2012, the Company entered into a revolving credit facility and promissory note with Knox Lawrence International, LLC and Quotidian, LLC of $2,000 upon which the Company can draw down to support its working capital needs.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 7 – CAPITAL LEASES

Cimcorp enters into capital lease arrangements with financial institutions (Banco do Brasil, Bradesco, CIT, Safra and BancoItaú) for the acquisition of IT related equipment, which, in turn, is subleased to its customers. See Note 3 for sales-type lease payments receivable.

Future minimum payments under capital lease obligations in each of the years subsequent to March 31, 2012 are as follows:

Amount
Capital lease obligations:
2013	$1,657
2014	955
2015	478
2016	48
Total minimum lease payments	3,138
Less amount representing interest	(139)
Net minimum lease payments	2,999
Less current portion of obligations under capital leases	(1,597)
Long-term obligations under capital leases	$1,402

NOTE 8 – INCOME TAXES

The income tax benefit (expense) of ($39) and $758 were primarily based on our estimated effective tax rate for the three months ended March 31, 2012 and 2011, respectively.  The tax provision for March 31, 2012 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.  The tax benefit for March 31, 2011 was primarily driven off of the full year domestic forecasted loss. Our effective tax rate varies from the U.S. Federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

The earliest tax year open to examination by Federal tax and major state tax jurisdictions is 2008. The statute of limitations for taxes in Brazil is five (5) years and the earliest tax year open to examination by Federal tax and major state tax jurisdictions in Brazil is 2005.

As of March 31, 2012 and December 31, 2011, we had a liability for unrecognized tax benefits of $42 for state income tax matters and $998 and $970 for international income tax matters, respectively. We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 8 – INCOME TAXES (Continued)

The Company recognizes accrued interest in interest expense and penalties in selling, general, and administrative expenses. As of March 31, 2012 and December 31, 2011, the Company recognized approximately $0 and $22, respectively, of interest and penalties.

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

Recoverable taxes consisted of:

	March	December
	31, 2012	31, 2011
	(unaudited)
Recoverable Federal taxes (1)	$2,040	$1,994
Recoverable state tax - ICMS (2)	125	161
Value-added taxes (3)	5,088	4,476
Subtotal	7,253	6,631
Current portion	(1,544)	(1,500)
Noncurrent portion included in other long-term liabilities	$5,709	$5,131

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

	March 31, 2012	December 31, 2011
	(unaudited)
ISS tax claims (1)	$3,142	$3,052
Labor related claims (2)	1,559	1,529
Other	59	57
Totals	$4,760	$4,638

(1)  ISS Tax Claims

The municipality of Sгo Paulo has several tax claims alleging that the Company owes ISS (service taxes – Imposto Sobre Serviзos) on services rendered by the Company to customers within the municipality. The Company has recorded a provision of $3,142 and $3,052 at March 31, 2012 and December 31, 2011, respectively, representing the portion of the claims, including accrued interest and penalties, deemed to be probable of payment upon ultimate settlement.

The Company recognizes accrued interest in interest expense and penalties in selling, general, and administrative expenses. During the three months ended March 31, 2012 and 2011, the Company recognized $0 of interest and penalties.

(2)  Labor

Labor contingencies refer to labor claims for, among other things, overtime, wage equivalence, work conditions. The amounts recorded by the Company have been assessed as probable by its legal advisors. The Company has recorded of $1,559 and $1,529 as of March 31, 2012 and December 31, 2011, respectively, that our legal advisors assessed as probable.

All contingent obligations are classified as long-term and included in other long-term liabilities in the condensed consolidated balance sheets as the Company does not expect to pay any of these amounts in fiscal 2012.

NOTE 10 – COMMON STOCK

In March 2012, the Company raised $700 by issuing 311,000 shares of the Company’s common stock and 311,000 warrants exercisable at $3.15 per share.

On March 20, 2012, the Company issued 72,858 common shares to its board of directors as compensation and 4,300 common shares to Ansacha Capital for services rendered.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 11 – STOCK-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan at March 31, 2012 and changes during the three months ended March 31, 2012 are as follows (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2011	876,384	8.63	2.7
Issued	-	-
Forfeited or expired	(479)	10.67
Outstanding at March 31, 2012	875,905	$8.97	2.5	$-

All outstanding options at March 31, 2012 are exercisable. As of March 31, 2012, there is no unrecognized compensation cost related to outstanding stock options because all options were fully vested. There were no options granted during the three months ended March 31, 2012.

Warrants

A summary of the Company’s warrant activity and changes during the three months ended March 31, 2012 are as follows:

			Average
			Aggregate	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding at December 31, 2011	12,800	$6.00	3.13
Warrants issued	311,000	3.15	4.82
Outstanding at March 31, 2012	323,800	$3.26	4.74	$-

All outstanding warrants at March 31, 2012 are exercisable.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 13 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year.  Options, warrants and unvested restricted shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Common stock equivalents are excluded from the computation if their effect is anti-dilutive or, for options and warrants, if the exercise price exceeds the tradable value of the underlying stock.

For the three months ended March 31, 2012 and 2011, the diluted earnings (loss) per common share does not include the dilutive effect of 0 and 22,310 non-vested restricted shares, respectively, and 323,800 and 381,514 warrants, respectively, and excludes all outstanding stock options of 882,905 and 46,217, respectively, due to the Company reporting losses from operations.

NOTE 14 - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in three geographic locations. Those geographic operations are the United States, Brazil and Czech Republic.

Information for the three months ended March 31, 2012 and 2011 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2012				2011
	United States	Brazil	Czech Republic	Total	United States	Brazil	Czech Republic	Total
Revenues	$15,050	$20,137	$360	$35,547	$12,837	$-	$-	$12,837
Operating Income (loss)	(2,179)	276	(1)	(1,904)	(1,729)	-	-	(1,729)
Goodwill	10,124	16,070	-	26,194	11,089	-	-	11,089
Total assets	47,602	69,269	97	116,968	49,416	-	-	49,416
Capital expenditures	176	214	-	390	23	-	-	23

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$4,397	$-	$-	$4,397
Total liabilities	$4,397	$-	$-	$4,397

The table below summarizes the fair values of our financial liabilities that are measured on a recurring basis at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$2,464	$-	$-	$2,464
Total liabilities	$2,464	$-	$-	$2,464

The purchase price contingency is fair valued based upon the difference between the closing price of the Company stock and $4.50 per share at each reporting period.

NOTE 16 – SUBSEQUENT EVENTS

On May 14, 2012, we entered into a Note Exchange Agreement with each of Knox Lawrence, Inc. (“KLI”) and Quotidian Capital, LLC (“Quotidian”) for the conversion of 60% of the outstanding balance, including accrued interest, of certain notes issued to KLI and Quotidian in August 2011, at a conversion price of $1.50. Pursuant to the note exchange agreements with each of KLI and Quotidian, the Company will issue, 402,819 and 279,918 shares of its common stock to KLI and Quotidian, respectively. After giving effect to the conversion, effective May 1, 2012, the outstanding balance of the Notes held by KLI and Quotidian is approximately $402,819 and $279,918 respectively. Nana Baffour, our CEO, and Johnson Kachidza, our President, are managing principals of KLI and Quotidian.

In May 2012, the Company procured a new accounts receivables based working capital loan for $1,646 from a relationship bank.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a global provider of comprehensive information technology solutions to medium sized and large commercial enterprises and government institutions in the United States and Brazil. Our solutions comprise data center and cloud computing enabling hardware, software and services. Our services include virtualization, cloud and managed services, storage and archiving solutions, smart grid services, business process outsourcing, and data center services. As part of these services, we offer customized solutions for business continuity, back-up and recovery, capacity on-demand, regulatory compliance and data center best practice methodologies as well as infrastructure as a service (“IaaS”) and software as a service (“SaaS”). Our customers utilize our solutions to optimize their current and planned investments in IT infrastructure and data centers. We believe the breadth of our service offering and our consultative approach to working with clients distinguishes us from other providers.

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

            We serve clients across multiple industry verticals including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare and consumer goods. Some of our larger customers in the US include The International Monetary Fund, Freepoint Commodities, State of North Carolina, Avaya and Schooldude.com, and some of our larger customers in Brazil include Cia De Tecno Da Infor Do Est MG-Prodemge, Banc Do Brasil SA, CemigDistribuicao SA, Banco Central Do Brasil and MG Secretaria De Estado De Fazenda. Utilipoint, our utilities focused offering, currently provides energy industry consulting services and proprietary research. Our highly experienced consultants leverage direct industry experience to advise utilities along the range of the utility industry value chain and we intend to take advantage of those relationships to offer utility vertical focused solutions around our core data center and managed services offerings.

As of March 31, 2012, Midas Medici has 334 employees located in the United States, Brazil and Europe.  Midas Medici is headquartered in New York City with regional offices in Cary, NC, Albuquerque, NM, Pittsburgh, PA and maintains international operations through its offices in Brno, Czech Republic and Belo Horizonte, Vitoria, Salvador, Brasilia, Curitiba, Florianopolis, Porto Alegre, Rio de Janeiro, and Sao Paulo, Brazil.

A key element of our growth strategy is to pursue acquisitions. We plan to continue to acquire businesses if and when opportunities arise. We expect future acquisitions to also be accounted for as purchases under the acquisition method of accounting and therefore generate goodwill and other intangible assets. We expect to incur additional debt for future acquisitions and, in some cases, to use our stock as acquisition consideration in addition to, or in lieu of, cash. Any issuance of stock may have a dilutive effect on our stock outstanding.

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

Pursuant to the terms of the stock purchase agreement, the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustments are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of March 31, 2012, the Company recorded a liability of $3,791 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the stock purchase agreement which amended the purchase price of the Tranche A shares to Seven Million Brazilian Reais from Nine Million Reais which is the Eleven Million Brazilian Reais purchase price of the Tranche A shares less Two Million Brazilian Reais of total net debt, as defined in the stock purchase agreement, less Two Million Brazilian Reais  which has been previously paid by the Company. In addition, the amendment extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provides for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of  the interest of 3% in arrears as a penalty calculated  over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

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

Revenues. Revenues for the three months ended March 31, 2012 totaled $35,547 compared to $12,837 for the three months ended March 31, 2011. The increase in revenues is attributable to increased sale of infrastructure solutions and services in our US operations and the Company’s acquisition of CIMCORP, which occurred in the third quarter of 2011. We had $20,137 in incremental revenue from our Brazil acquisition during the three months ended March 31, 2012, which contributed about 56.6% to our total consolidated revenues and 88.7% to our consolidated  revenue growth. While our US revenues exceeded expectations for the quarter, our Brazil revenues were lower than anticipated for the quarter as a result of slippage of some large projects.

Cost of revenues. Cost of revenues for the three months ended March 31, 2012 were $25,105, or 70.6% of revenue, compared to $9,528 or 74.2% of revenue for the three months ended March 31, 2011. Cost of revenues is our largest category of operating expenses, representing more than 67.0% of our total operating expenses for the three months ended March 31, 2012. The increase in cost of revenues was primarily due to the increase in revenues from the comparable period resulting from our Brazil acquisition. We had $13,540 million in incremental costs of revenues from acquisitions outside the United States for the three months ended March 2012, which contributed about 53.9% to our total consolidated cost of revenues. The decrease in the cost of sales margin from 74.2% at March 31, 2011 to 70.6% at March 31, 2012 was due to the higher margins realized in our Brazil operations in the infrastructure services and solutions.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 were $11,088 compared to $4,313 for the three months ended March 31, 2011. The increase in selling, general and administrative expenses from the comparable period was primarily due to our acquisition of our Brazil operations. We had $5,819 in incremental SG&A attributable to our Brazil operations for the three months ended March 2012, which contributed about 52.5% to our total consolidated selling, general and administrative expenses and 85.9% of the total incremental selling, general and administrative expenses in three months ended March 31, 2012 compared to the prior comparable period. A significant portion of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, a non-cash stock based compensation, deferred compensation expense or income and temporary personnel costs. Our SG&A includes non-cash stock based compensation of $161 for board of directors compensation and consulting services and $120 in payments made to the former shareholders of our Brazil operations related to our acquisition of CIMCORP. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses.

Operating loss. For the three months ended March 31, 2012, operating loss totaled $1,904 compared to an operating loss of $1,729 for the three months ended March 31, 2011. The operating loss increased by $175 (or 10.1%) as a result of an increase in our operating costs of $22,885 (or 57.1%) offset by an increase in revenues of $22,710 (or 76.9%), primarily driven by our Brazil operations which had a positive operating profit for the three months ended March 31, 2012. Our Brazil operations were acquired in August 2011.

Other income. Other income for the three months ended March 31, 2012 consisted of other income of $127, a foreign currency transaction gain of $27, and a loss on the change in fair value of the purchase price contingency of $1,933. As of March 31, 2012 the carrying amount of the purchase price contingency was $4,397.

Interest and tax expense. For the three months ended March 31, 2012, interest expense was $2,090 compared to $141 for the three months ended March 31, 2011. The increase in interest expense is a result of assumed and new debt and leases from our  Brazil operations, our revolving credit facility with Porter entered into in July 2011 and our junior subordinated notes incurred to facilitate our acquisition of our Brazil operations. Tax provisions resulted in a tax expense of $39 and a tax benefit of $758 for the three months ended March 31, 2012 and 2011, respectively. The tax expense of $39 is due to pre-tax income from a subsidiary of our Brazil operations.

Liquidity and capital resources

The Company’s condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Our accumulated deficit at March 31, 2012 was $29,007, and we incurred a consolidated net loss of $5,812 for the three months ended March 31, 2012. On March 31, 2012, we had a working capital deficit of $40,873.

During the first quarter of 2012, the Company continued to grow driven by its acquisitive strategy and increased top line growth while improving operating margins.  The Company’s  first quarter of 2012 top line grew 177.0% from the first quarter of 2011.  In May, the Company listed on the OTCQX U.S in New York, which management believes will broaden the Company’s options to raise capital.

Our working capital deficit of $40,873 is primarily comprised of the following accounts that impact cash flow for the remainder of 2012; current maturities of long term debt of $15,927 of which $7,696 relates to revolving credit facilities and our mortgage note of $1,964 already extended through March 2013, $8,188 of deferred purchase price contingency consideration, which the Company believes will be extended in the event it is unable to pay as they become due, accounts payables, accounts receivables and accrued other liabilities.

The cash flow provided by operations of $2,771 during the first quarter of 2012 was achieved primarily through collection of accounts receivables.

During the first quarter of 2011, we took several initiatives which strengthened our ability to manage our liquidity position and will continue to do so throughout 2012:

●
As a result of our recent acquisition of Cimcorp and the relationship Cimcorp maintains with several large financial institutions that have historically and currently provided financing, we believe that the Company has the opportunity to obtain additional working capital lines based on its new receivables it creates. In March 2012, the Company procured a new accounts receivable based working capital line for $1,207 from one of those relationship banks.

●
In April 2012, the Company entered into a revolving credit facility and promissory note with Knox Lawrence International, LLC and Quotidian, LLC of $2,000 upon which the Company can draw down to support its working capital needs.

●	In May 2012, the Company procured a new accounts receivables based working capital line for $1,646 from one of the Company’s Brazilian relationship banks.

The Company expects available borrowings under the existing financing arrangements, additional financing arrangements entered into subsequent to March 31, 2012 and cash flows from operations to generate sufficient liquidity to meet the Company’s cash flow requirements through March 31, 2013. Management plans to maintain all lines of credit.

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

The Company sells equipment under capital lease arrangements. The Company uses the leases topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 840, “Leases”, to evaluate whether an arrangement is a capital or operating lease and to determine classification of capital leases as either sales-type or direct financing.  For sales-type leases, the revenue allocated to the equipment is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the equipment has been installed and (ii)  receipt of the written customer acceptance certifying the completion of installation, provided collectability is reasonably assured.  The initial revenue recognized for sales-type leases consists of the present value of future payments computed at the interest rate implicit in the lease.  The determination of the fair value of the leased equipment requires judgment and can impact the split between revenue and finance income over the lease term. The Company includes interest income from sales-type leases in its revenues based on the effective interest rate of its lease agreements.  As of March 31, 2012 and 2011, the amount of interest income included as part of leases revenue is $1,571 and $0, respectively.

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

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation and Description of Business.

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

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include without limitation controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management has evaluated the adequacy of its disclosure controls and procedures and has determined that consistent with its prior disclosures in its prior Form 10-K, disclosure controls and procedures were not effective as at the end of the three months ended March 31, 2012.  The lack of effectiveness of the company’s disclosure controls and procedures was due to a deficiency in sufficient expertise as of March 31, 2012 among the company’s accounting staff as well as a deficiency in its closing processes as it pertains to identifying all journal entries in the financial statement preparation process, as well as errors noted in the preparation of the financial statements. Management believes that these material weaknesses are primarily due to the need to continue integrating the Company’s recent acquisitions. The Company has recently hired a controller for its Brazilian operations with approximately 20 years experience with a Big Four accounting firm, to strengthen its accounting staff.  Additionally, the Company has retained an additional accounting consultant to provide accounting strength in its US operations.

We intend to devote resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting and we believe that these key additions will help mitigate and eventually remediate the material weaknesses described above. Our management intends to develop a plan to correct the primary issues that led to this material weakness by implementing additional review and reconciliation procedures. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

Notwithstanding the foregoing, we believe that the accompanying financial statements presented in this Form 10-Q fairly present our financial condition and results of operations for the periods indicated in all material respects.

(b) Changes in internal controls

During our fiscal quarter ended March 31, 2012, there were changes in our internal control over financial reporting that could have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has recently hired a new controller, an accounting consultant and a tax manager to help drive implementation of controls and procedures in the Company.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2012, the Company issued 72,858 common shares to its Board of Directors as compensation and 4,300 common shares to Ansacha Capital for services rendered. In March 2012, the Company raised $700,000 by issuing 311,000 shares of the Company’s common stock and 311,000 warrants exercisable at $3.15 per share.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the foregoing issuances.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On May 14, 2012, we entered into a Note Exchange Agreement with each of Knox Lawrence, Inc. (“KLI”) and Quotidian Capital, LLC (“Quotidian”) for the conversion of 60% of the outstanding balance, including accrued interest, of certain notes issued to KLI and Quotidian in August 2011, at a conversion price of $1.50. Pursuant to the note exchange agreements with each of KLI and Quotidian, the Company will issue, 402,819 and 279,918 shares of its common stock to KLI and Quotidian, respectively. After giving effect to the conversion, effective May 1, 2012, the outstanding balance of the Notes held by KLI and Quotidian is approximately $402,819 and $279,918 respectively. Nana Baffour, our CEO and Johnson Kachidza, our President are managing principals of KLI and Quotidian.

Item 6.    Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit

10.1	Lease Agreement between Park Avenue Properties Associates, LLC and Knox Lawrence, International, LLC and Midas Medici Group Holdings, Inc. – New York, NY

10.2	Contract of Non-residential Property between Leos Srpek and Utilipoint s.r.o- Brno

10.3	Lease Agreement between Crescent Resources, Inc. and Strategic Technologies, Inc. – Cary, NC

10.4	Sublease Contract – Salvador, Brazil

10.5	Non-Residential Lease Agreement –Belo Horizonte, Brazil

10.6	Private Instrument of Commercial Lease Agreement between Empreendimentos E Participações Villaverde S/C Ltda. and Cimcorp Comércio Internacional E Informática Ltda – São Paulo, Brazil

10.7	Commercial Property Rental Agreement – Vitoria, Brazil

10.8	Non-Residential Lease Contract – Rio de Janeiro, Brazil

10.9	Fifth Amendment to Lease between 600 Uptown Plaza Partners, LLC and Utilipoint International – Albuquerque, NM

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certifications of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal and Accounting Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midas Medici Group Holdings, Inc.

May 17, 2012	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial and Accounting Officer)