Form 10-Q
period 2012-06-30
Midas Medici Group Holdings, Inc.
filed 2012-08-16
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

There were 10,975,269 shares of the issuer's common stock outstanding as of August 16, 2012.

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

Part 1: FINANCIAL INFORMATION
Item 1: Financial Statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,340	$1,461
Accounts receivable, net of allowance for doubtful accounts of $1,717 and $1,711 as of June 30, 2012 and December 31, 2011, respectively	15,446	28,374
Lease payments receivable, current	2,192	2,091
Lease payments receivable - Westcon, current	4,392	4,000
Inventories	2,647	3,413
Recoverable taxes, current	1,461	1,500
Deferred costs, current	9,232	13,044
Prepaid expenses and other current assets	4,479	2,017
Total current assets	41,189	55,900

Property and equipment, net	6,334	6,317
Lease payments receivable, long-term	3,273	1,663
Lease payments receivable - Westcon, long-term	8,512	10,575
Recoverable taxes, long-term	5,558	5,131
Goodwill	24,615	25,839
Other intangible assets, net	12,415	14,619
Other assets	441	513
Deferred costs, net of current portion	1,181	1,446
Total assets	$103,518	$122,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,733	$36,815
Accrued liabilities	12,254	12,571
Westcon capital lease, current	2,940	2,890
Capital leases, current	1,422	1,614
Current maturities of long-term debt	15,466	15,745
Current portion of deferred revenue	11,894	13,155
Deferred purchase price	3,535	4,791
Purchase price contingency	4,734	2,464
Total current liabilities	88,978	90,045

Long-term debt, net of current maturities	5,104	6,479
Westcon capital lease, net of current maturities	5,027	7,071
Capital leases, net of current maturities	1,041	1,560
Deferred revenue, net of current portion	2,651	2,761
Other long-term liabilities	7,002	7,955
Total liabilities	109,803	115,871

Commitments and Contingencies

Redeemable noncontrolling interest	419	2,267

Stockholders' Equity (Deficit) :
Preferred stock $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock $0.001 par value, 40,000,000 shares authorized; 10,975,269 and 9,894,374 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	11	10
Additional paid-in capital	33,243	30,888
Accumulated deficit	(36,262)	(23,784)
Accumulated other comprehensive loss	(3,696)	(3,249)
Total stockholders' equity (deficit)	(6,704)	3,865
Total liabilities and stockholders' equity (deficit)	$103,518	$122,003

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except, share, and per data amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Data center services and solutions	$9,464	$7,102	$24,416	$14,168
IT infrastructure services	1,079	1,483	2,295	2,335
IT infrastructure solutions	17,959	6,603	37,338	11,522
Totals	28,502	15,188	64,049	28,025

Operating expenses:
Data center services and solutions	6,765	4,821	17,524	9,679
IT infrastructure services	737	887	1,712	1,501
IT infrastructure solutions	14,573	5,079	27,944	9,135
Selling, general and administrative expenses	11,008	4,971	22,096	9,284
Depreciation and amortization expense	1,124	830	2,382	1,555
Totals	34,207	16,588	71,658	31,154

Operating loss	(5,705)	(1,400)	(7,609)	(3,129)

Other income (expenses):
Loss on change in fair value of purchase price contingency	(337)	-	(2,270)	-
Other income	139	345	266	345
Interest expense, net	(2,269)	(125)	(4,359)	(266)
Gain on sale of fixed assets	152	-	152	-
Foreign currency transaction loss	(164)	-	(137)	-

Loss before income tax benefit (expense)	(8,184)	(1,180)	(13,957)	(3,050)

Income tax benefit (expense)	(37)	417	(76)	1,175

Consolidated net loss	(8,221)	(763)	(14,033)	(1,875)

Less: loss attributable to noncontrolling interest	(966)	-	(1,555)	-

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(7,255)	$(763)	$(12,478)	$(1,875)

Comprehensive loss:
Consolidated net loss	$(8,221)	$(763)	$(14,033)	$(1,875)
Foreign currency transaction adjustment	(220)	-	(447)	(4)
Total comprehensive loss	(8,441)	(763)	(14,480)	(1,879)
Comprehensive loss attributable to noncontrolling interest	966	-	1,555	-
Comprehensive loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(7,475)	$(763)	$(12,925)	$(1,879)

Loss per share:
Loss per common share - basic and diluted	$(0.71)	$(0.10)	$(1.27)	$(0.28)
Weighted average number of common shares outstanding - basic and diluted	10,522,915	7,767,290	10,216,788	6,738,897

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2012
(In thousands except share and per share amounts)
Unaudited

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at January 1, 2012	9,894,374	$10	$30,888	$(23,784)	$(3,249)	$3,865

Stock issued in connection with a private placement at $2.25 per share	311,000	-	700	-	-	700
Stock issued in connection with Board of Directors compensation	72,858	-	153	-	-	153
Stock issued in connection with consulting services	14,300	-	28	-	-	28
Stock-based compensation in connection with options	-	-	450	-	-	450
Stock issued in settlement of notes payable - related party	682,737	1	1,024			1,025
Foreign currency translation adjustment					(447)	(447)
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries				(12,478)		(12,478)
Balance at June 30, 2012	10,975,269	$11	$33,243	$(36,262)	$(3,696)	$(6,704)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Six Months Ended June 30
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Consolidated net loss	$(14,033)	$(1,875)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,382	1,555
Amortization of debt discount	748	-
Non-cash interest	752	(4)
Stock issued in connection with consulting services	28	-
Stock-based compensation	403	44
Loss on change in fair value of purchase price contingency	2,270	-
Gain on sale of fixed assets	(152)	-
Foreign currency transaction loss	137	-
Deferred income taxes	-	(1,275)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,335	4,877
Inventories	665	-
Recoverable taxes	(892)	-
Deferred support costs	3,858	-
Prepaid expenses and other current assets	(4,044)	1,566
Other assets	(19)	-
Accounts payable	4,972	(3,587)
Accrued liabilities	(1,777)	(1,487)
Deferred revenue	(1,309)	(2,508)
Income taxes payable	1,415	(994)
Net cash provided by (used in) operating activities	7,739	(3,688)

Cash Flows From Investing activities:
Payments on deferred purchase price	(1,148)	-
Capital expenditures	(518)	(70)
Proceeds from sale of fixed assets	152	-
Cash received from business acquisitions	-	16
Net cash used in investing activities	(1,514)	(54)

Cash Flows From Financing activities:
Payments on capital leases	(2,172)	-
Proceeds from debt	2,537	-
Repayments on debt	(7,368)	(436)
Proceeds from sale of common stock	700	8
Net cash used in financing activities	(6,303)	(428)

Effect of exchange rate changes on cash	(43)	(9)

Net decrease in cash and cash equivalents	(121)	(4,179)

Cash and cash equivalents at beginning of period	1,461	5,030

Cash and cash equivalents at end of period	$1,340	$851

Supplemental disclosure of cash flow information:
Interest paid	$2,860	$290
Income taxes paid	$144	$1,011

Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$124	$-
Stock issued in settlement of notes payable - related party	$1,025	$-
Notes payable issued in settlement of trade payables	$4,551	$-
Stock-based compensation in settlement of accrued expenses	$200	-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  However, the results from operations for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 16, 2012.

Description of Business

Midas Medici is a global green Information Technology (“IT”) company that supplies mid-sized and select enterprises and institutions with leading-edge IT solutions in the fields of virtualization, cloud computing, infrastructure as a service and data management, as well as working with utilities and other institutions to transform the electric grid through digital technologies. Midas serves its client base of over 900 customers through its Consonus, Cimcorp SA, a Brazilian Sociedade Anonima, UTP, and UTPA brands.  The Company currently has one reportable segment given the similarities of the economic characteristics among our product offerings.

Liquidity

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Company’s accumulated deficit at June 30, 2012 was $36,262 and it has incurred a consolidated net loss of $14,033 for the six months ended June 30, 2012. On June 30 2012, the Company had a working capital deficit of $47,789.

The Company’s six months ended June 30, 2012 top line revenue grew 128.5% from the six months ended June 30, 2011 period due to the acquisition of the Brazilian operations. In May 2012, the Company listed on the OTCQX U.S in New York, which management believes will broaden the Company’s options to raise capital.

The Company’s working capital deficit of $47,789 is primarily comprised of the following accounts that impact cash flow for the remainder of  2012; current maturities of long term debt of $15,466 of which $4,970  relates to revolving credit facilities and mortgage note of $1,950 already extended through March 2013, $4,734 of deferred purchase price contingency consideration and $3,535 in deferred purchase price consideration, which the Company believes will be extended in the event it is unable to pay as it becomes due, and $4,552 relating to notes payable to vendors, accounts payable, accounts receivable and accrued other liabilities.  As of June 30, 2012, the Company has a total stockholder’s deficit of $6,704.

The cash flow provided by operations of $7,739  during the six months ended June 30, 2012 was achieved primarily through collection of accounts receivable.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

During 2012, we took several initiatives which strengthened the Company’s ability to manage its liquidity position and will continue to do so throughout 2012:

•
As a result of our recent acquisition of Cimcorp and the relationship Cimcorp maintains with several large financial institutions that have historically and currently provided financing, we believe that the Company has the opportunity to obtain additional working capital lines based on  new receivables it creates. In March 2012, the Company procured a new accounts receivable based working capital line for $1,207 from one of those banks.

•
In April 2012, the Company entered into a revolving credit facility and promissory note with Knox Lawrence International, LLC and Quotidian, LLC of $2,000 upon which the Company can draw down to support its working capital needs.

•	In May 2012, the Company procured a new accounts receivable based working capital line for $1,646 from one of the Company’s Brazilian banks.

•	In May 2012, the Company secured a facility agreement with Cisco in the amount of $1,100 guaranteed by Cimcorp’s endorsed invoices paid to a supplier.

•
In June 2012, the Company secured a working capital loan from a bank in the amount of $750.  The Company also entered into another secured working capital loan from the same bank through discounted trade receivables in the amount of $687.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company may need to liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Reais (net present value $5,395 USD) in cash payable January 27, 2012, Nine Million Brazilian Reais (net present value $2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.  The 1,297,022 common shares include certain price protection features for the benefit of the former controlling shareholders (“Shareholders”).  The SPA provides that during the 75-day period (the “Sale Period”) after the 6-month anniversary of the initial closing, if the Shareholders desire to sell the common shares and do not receive at least $4.50 per share, the Shareholders shall have the right to receive from the Company the difference between the price they received per share and $4.50. In the event the Shareholders cannot sell the shares during the Sale Period for at least $2.01 per share or are unable to sell their shares due to the Company’s failure to file its reports with the Securities and Exchange Commission, then the Shareholders shall be entitled to receive from the Company $4.50 per share in exchange for their shares. The Shareholders are prohibited from selling the shares for $2.00 per share or less. The fair value of this purchase price contingency amounting to $3,593 at the date of acquisition is remeasured each reporting period until the liability is settled.  During the six months ended June 30, 2012, the Company recognized a loss on the change in fair value of the purchase price contingency of $2,270. The Company granted the Shareholders piggyback registration rights with respect to the shares.

Pursuant to the terms of the stock purchase agreement (the “SPA”), the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustment are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of June 30, 2012, the Company recorded a liability of $3,535 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the SPA which amended the purchase price of the Tranche A shares to Brazilian Reais 7,000,000 from Brazilian Reais 9,000,000, which is the Brazilian Reais 11,000,000 purchase price of the Tranche A shares less Brazilian Reais 2,000,000 of total net debt, as defined in the stock purchase agreement, less Brazilian Reais 2,000,000, which has been previously paid by the Company. In addition, the amendment extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provides for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of an interest in the 3% arrears fine over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

In July 2012, the Company entered into a third amendment to the SPA which amends the Sales Period as defined in the SPA to be the period commencing December 3, 2012 through January 31, 2013, the date all obligations of the Company are fulfilled with respect to the shares issued under the SPA as part of the purchase price. The third amendment also provides that the payment of the first installment of the Tranche A Shares Adjusted Price shall be paid by the Company on October 1, 2012 and the second installment of the Tranche A Shares Adjusted Price shall be paid by the Company on December 1, 2012, subject to adjustment based upon the IPCA index as provided in the SPA, as amended. The third amendment also provides for the payment of the unpaid interest accrued from February 2012 through June 2012 upon execution of the third Amendment. The Company has paid $400. In addition, the Company undertook to use its best efforts to release the shareholders from any obligations relating to the Total Debt as set forth on Schedule 1.1(d) of the SPA.

The Seller’s right to have the Company purchase the remaining 20% of the shares of Cimcorp resulted in recognition of a redeemable non-controlling interest in Cimcorp on the date of acquisition.

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

Other assets of $4,443 acquired that are recorded at the estimated fair values include deferred costs of $1,964, prepaid expenses and other current assets of $1,965 and deposits of $514. Other liabilities of $14,141 acquired that are recorded at the estimated fair values include accrued liabilities of $3,172, deferred revenue of $1,067, other long-term liabilities of $7,618 and taxes payable of $2,284.

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 2 – BUSINESS COMBINATIONS (Continued)

Below is a rollforward of the redeemable non-controlling interest:

Redeemable non-controlling interests at January 1, 2012	$2,267
Loss attributable to redeemable non-controlling interests	(1,555)
Foreign currency transaction loss	(456)
Amortization discount	163
Redeemable non-controlling interests at June 30, 2012	$419

Below is a rollforward of the deferred purchase price:

Deferred purchase price at January 1, 2012	$4,791
Payment	(1,148)
Amortization discount	41
Interest	77
Foreign currency transaction loss	(226)
Deferred purchase price at June 30, 2012	$3,535

Cimcorp’s operations are principally located in Brazil.   Accordingly, we have disclosed in Note 14 – Segment Information which includes the revenues and earnings from the Brazil operations since the date of the acquisition.

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

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Total Revenues	$32,812	$67,290
Net Loss	$(2,951)	$(5,687)
Basic and diluted net (loss) per common share	$(0.32)	$(0.63)
Weighted average shares – basic and diluted	9,110,551	8,969,645

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 3 – LEASE PAYMENTS RECEIVABLE

Lease payments receivable result from sales-type leases that are discounted to their present values at the prevailing market rates. As of June 30, 2012 and December 31, 2011, amounts receivable under sales-type leases consisted of:

	June 30,	December 31,
Lease Payments Receivable Under Capital Leases	2012	2011
	(unaudited)
2012	$1,498	$2,521
2013	2,533	1,476
2014	1,497	358
2015	960	-
2016	322	-
Total lease payments receivable under sales-type leases	6,810	4,355
Less amount representing interest	(1,345)	(601)
Net lease payments receivable under sales-type leases	5,465	3,754
Less current portion of lease payments receivable under sales-type leases	(2,192)	(2,091)
Long-term lease payments receivable under sales-type leases	$3,273	$1,663

In addition to the leases above, in 2010, the Company entered into a similar sales-lease type arrangement with Westcon Brasil Ltda. (“Westcon”), a third-party that specializes in buying and selling IT equipment and solutions. This specific arrangement was completed as part of a lease contract with Cidade Administrativa de Minas Gerais - CAMG (Administrative City of Minas Gerais, one of Brazil’s 26 states). As of June 30, 2012, lease payments receivable under Westcon sales-type lease consisted of:

Lease Payments Receivable Under Westcon Capital Leases	June 30, 2012	December 31, 2011
	(unaudited)
2012	$3,322	$6,355
2013	6,572	6,355
2014	6,215	6,355
2015	5	3
Total lease payments receivable under Westcon sales-type leases	16,114	19,068
Less amount representing interest	(3,210)	(4,493)
Net lease payments receivable under Westcon sales-type leases	12,904	14,575
Less current portion of lease payments receivable under Westcon sales-type leases	(4,392)	(4,000)
Long-term lease payments receivable under Westcon sales-type leases	$8,512	$10,575

 Allowance for credit losses on lease receivables

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual performance and any changes in future performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. Consequently, there are no allowances for credit losses against the sales-lease receivable balances in the six months ended June 30, 2012 and the year ended December 31, 2011.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2012, the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (unaudited):

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$21,651	$(11,267)	$10,384
Customer backlog	1,002	(380)	622
Developed technology	2,000	(2,000)	-
Content and databases	1,316	(329)	987
Trade names	529	(132)	397
Trademark	25	-	25
Total	$26,523	$(14,108)	$12,415

At December 31, 2011, the gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$22,046	$(9,993)	$12,053
Customer backlog	1,086	(108)	978
Developed technology	2,000	(2,000)	-
Content and databases	1,316	(203)	1,113
Trademark	25	-	25
Trade names	529	(79)	450
Total	$27,002	$(12,383)	$14,619

Amortization expenses for the three months ended June 30, 2012 and 2011 amounted to approximately $1,363 and $718, respectively, and for the six months ended June 30, 2012 and 2011 amounted to approximately $2,260 and $1,330, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

Total
Balance, December 31, 2011	$25,839
Foreign currency translation loss	(1,224)
Balance, June 30, 2012	$24,615

The estimated fair value of goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30, 2012	December 31, 2011
	(unaudited)
Accrued expenses	$2,624	$2,220
Accrued commission expenses	134	1,246
Accrued interest	677	574
Other taxes payable	286	180
Customer prepayments	252	510
Accrued payroll expenses	2,271	1,969
Sales tax payable	2,392	2,493
Related parties payable	-	249
Other	2,020	1,898
Income taxes payable	1,598	1,232
Total	$12,254	$12,571

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT

Long-term debt consisted of:

	June 30,	December 31,
	2012	2011
	(unaudited)
Bank Mortgage Note Payable	$1,950	$1,979

Porter Capital Commercial Financing Agreement	2,525	5,898

Porter Capital Promissory Note	244	244

Certification Partners Promissory Note	-	210

Related Party Notes Payable	86	265

Subordinated Secured Promissory Notes	1,108	1,950

Banco Itau Working Capital Loan	-	1,148

Banco Safra Working Capital Loans	2,062	1,338

Banco Votorantim Working Capital Loan	1,140	1,615

Banco Bradesco Working Capital Loans	3,968	4,882

Banco do Brasil Working Capital Loans	2,425	2,612

Cisco System Capital Corporation - facility agreement	854	-

Note Payable	-	436

Banco Itau Revolving Line of Credit	495	533

Note Payable – suppliers	4,056	-

Other	3	4
Subtotal – Principal	20,916	23,114
Debt discount	(346)	(890)
	20,570	22,224
Less current maturities of long-term debt	(15,466)	(15,745)

Total long-term debt	$5,104	$6,479

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT   (Continued)

Bank Mortgage Note Payable

The note is payable in equal monthly installments of $24 with an interest rate at 8%.  The bank mortgage note is collateralized by a first deed of trust on Consonus’s office building, assignment of all leases and a security interest in all fixtures and equipment.   In March 2012, the bank provided a twelve month extension of the maturity date to March 2013. As of June 30, 2012 and December 31, 2011, the balance outstanding for the bank mortgage note payable was $1,950 and $1,979, respectively.

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

As of June 30, 2012 and December 31, 2011, the balance due (including an over advance) on the CFA was $2,525 and $5,898, respectively.

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

As of June 30, 2012 and December 31, 2011, the promissory note balance due was $244.

Certification Partners Promissory Note

On July 22, 2011, the Company entered into a promissory note payable for $400 with a rate of interest at 5%. The principal and accrued interest for the promissory note was due on December 19, 2011. As of June 30 2012, there was no balance due on the promissory note.

Subordinated Secured Promissory Notes

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes (the “Notes”) and 1,500,000 shares of common stock of the Company.  Each purchaser purchased 33,333 shares at $.01 per share for each $100 promissory note purchased.  The fair value of the shares will be recorded as a debt discount and is being accreted using the effective interest method over the term of the promissory notes.  Through December 31, 2011, the Company sold $1,950 of notes and 649,998 shares of the Company’s common stock.

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

On May 14, 2012, the Company entered into a Note Exchange Agreement with each of Knox Lawrence, Inc. (“KLI”) and Quotidian Capital, LLC (“Quotidian”) for the conversion of 60% of the outstanding balance, including accrued interest, of certain notes issued to KLI and Quotidian in August 2011, at a conversion price of $1.50. Pursuant of the subordinated secured promissory notes to the note exchange agreements with each of KLI and Quotidian, the Company issued 402,819 and 279,918 shares of its common stock to KLI and Quotidian, respectively. After giving effect to the conversion, effective May 1, 2012, the outstanding balance of the Notes held by KLI and Quotidian is approximately $403 and $280, respectively. Nana Baffour, CEO, and Johnson Kachidza, President, are managing principals of KLI and Quotidian.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT (Continued)

Pursuant to the note exchange, the promissory notes of approximately $1,108 are due as follows:

•
$683 payable to KLI and Quotidian entities of which Nana Baffour, the Company’s CEO, and Johnson Kachidza, the Company’s CFO, are each managing principals. 508,333 shares of the Company’s common stock were issued per the agreement.

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

As of June 30, 2012 and December 31, 2011, the balance due on the promissory notes was $1,108 and $1,950, respectively.

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

The note bears an interest at a rate of 6% with minimum payments of $10.5 and matures on April 15, 2014. As of June 30, 2012 and December 31, 2011, the balance outstanding was $86 and $265, respectively.

Banco Itaú Working Capital Loan

On July 27, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Itaú in the amount of US$ 1,866 (R$3,500) at an interest rate of 21.0% per annum. The loan was paid in 10 installments ending in June 2012. As of December 31, 2011, the balance due on the loan was $1,148.

Banco Safra Working Capital Loan

On June 21, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Safra in the amount of US$1,529 (R$2,868) at an interest rate of 7.4% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011)  per annum and a maturity date of March 2012.  In March 2012, the Company has renewed the term of the loan through September 2012. This agreement is guaranteed by the accounts receivable related to certain client contracts. In the event of a default, the amount due shall bear a delinquent interest of 12% per annum and a fine of 2%.  As of June 30, 2012 and December 31, 2011, the balance due on the loan was $1,282 and $1,338, respectively. The minimum payment is $64 per month.

On June 4, 2012, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Safra in the amount of US$750 (R$1,530) at a fixed  interest rate of 1.35%  and a maturity date of July  2012.   As of June 30, 2012, the balance due on the loan was $87.

On June 21, 2012, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Safra through discounted trade receivable  in the amount of US$687 (R$1,400) at a fixed  interest rate of 1.35%  and a maturity date of August  2012. As of June 30, 2012, the balance due on the loan was $693. This agreement is guaranteed by 100% of the trade accounts receivable.

Banco Votorantim Working Capital Loan

On October 15, 2010, the Company secured a working capital loan from BancoVotorantim in the amount of US$2,132 (R$4,000)  at an interest rate of 6.0% plus DI (interbank deposit – 11.6% at December 31, 2011) per annum and a maturity date of January 30, 2014.  This loan is secured by Cimcorp’s accounts receivable.  As of June 30, 2012 and December 31, 2011, the balance due on the loan was $1,140 and $1,615, respectively. The minimum payment is $65 per month.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT   (Continued)

Banco Bradesco Working Capital Loans

On April 13, 2010, the Company secured a working capital loan from Banco Bradesco in the amount of US$207 (R$388) at an interest rate of 16.4% per annum and a maturity date of April 2014.  This loan is secured by Cimcorp’s accounts receivable.  As of June 30, 2012 and December 31, 2011, the balance due on the loan was $103 and $137, respectively. The minimum payment is $6 per month.

On December 29, 2010, the Company secured another working capital loan from Banco Bradesco in the amount of US$6,508 (R$ 12,000) at an interest rate of 6.8% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011) per annum and a maturity date of November 28, 2014.  This loan is also secured by Cimcorp’s accounts receivable. As of June 30, 2012 and December 31, 2011, the balance due on the loan was $3,865 and $4,745, respectively. The minimum payment is $136 per year.

Banco do Brasil Working Capital Loans

On September 9, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco do Brasil in the amount of US$1,813 (R$3,400) at an interest rate of 18.9% per annum maturing in August 2014. This loan is guaranteed by Cimcorp’s accounts receivable. As of June 30, 2012 and December 31, 2011, the balance due on the loan was $1,683 and $1,812, respectively. The minimum payment is $604 per year.

On January 25, 2010, the Company’s subsidiary Cimcorp secured a guaranteed account from Banco do Brasil in the amount of $800 (R$1,500) at an interest rate of 5.611% per annum and plus CDI (interbank deposit certificate - 11.6% at December 31, 2011) per annum and a maturity date of April 13, 2012  with automatic renewal for periods of 90 days.  This guaranteed account is secured by guarantees from former shareholders. As of June 30, 2012 and December 31, 2011, the balance due on the loan was $742 and $800, respectively.

Banco Itau Revolving Line of Credit

Cimcorp has the option of using an unsecured revolving line of credit linked to certain Banco Itaú bank accounts.  As of June 30, 2012 and December 31, 2011, the balance outstanding on the line of credit was $495 and $533, respectively.  The line of credit does not have a maturity date and has interest rate of 25.3% per annum.

Cisco System Capital Corporation - facility agreement

On May 15, 2012, the Company’s subsidiary, Cimcorp, secured a facility agreement with Cisco in the amount of $1,100 at a fixed interest rate of 4.2641% payable in quarterly installments of $89 through May 3, 2015.  This facility is guaranteed by Cimcorp’s endorsed invoices paid to a supplier. As of June 30, 2012, the balance due on the loan was $854.

Note Payable

In accordance with the acquisition of Cimcorp, Inc., the Company assumed a note payable of $697(R$1,082) which is payable in four quarterly installments of R$271 with the first installment due on October 20, 2012.  The note payable is unsecured and non-interest bearing.  During the quarter ended June 30, 2012, the Company repaid the outstanding balance in the note of $279. As of June 30, 2012 and December 31, 2011, the principal outstanding was $ 0 (R$0) and $436 (R$811), respectively.

Related Party Revolving Credit Facility

In April 2012, the Company entered into a revolving credit facility and promissory note with KLI and Quotidian of $2,000 upon which the Company can draw down to support its working capital needs. As of June 30, 2012 the balance outstanding on the credit facility was $0.

Notes payable - suppliers

In May 2012, the Company entered into short term notes with two suppliers in order to negotiate payment on trade payables totaling $4,551. The notes accrues interest at 1% per month and is payable in monthly installments of a minimum of $200 with maturity dates of October 30, 2012 and June 15, 2013. As of June 30, 2012 the balance outstanding is $4,056.

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

Future minimum payments under capital lease obligations in each of the years subsequent to June 30, 2012 are as follows:

Amount
Capital lease obligations:
2012	$-
2013	1,894
2014	523
2015	296
Total minimum lease payments	2,713
Less amount representing interest	(250)
Net minimum lease payments	2,463
Less current portion of obligations under capital leases	(1,422)
Long-term obligations under capital leases	$1,041

NOTE 8 – INCOME TAXES

The income tax expense for the three months and six months ended June 30, 2012 of $37 and $76 and the income tax benefit for the three months and six months ended June 30, 2011 of $417 and $1,175 were primarily based on Company’s estimated  effective tax rate. The tax provision for June 30, 2012 was primarily based on estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.  The tax benefit for June 30, 2011 was primarily driven off of the full year domestic forecasted loss. The Company’s effective tax rate varies from the U.S. Federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the Company cannot recognize tax benefits on current losses.

The earliest tax year open to examination by U.S. Federal tax and major state tax jurisdictions is 2008. The statute of limitations for taxes in Brazil is five (5) years and the earliest tax year open to examination by Federal tax and major state tax jurisdictions in Brazil is 2005.

As of June 30, 2012 and December 31, 2011, the Company had a liability for unrecognized tax benefits of $42 for state income tax matters and $898 and $970, respectively, for international income tax matters, respectively. We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

The Company recognizes accrued interest in interest expense and penalties in selling, general, and administrative expenses. For the three and six months ended June 30, 2012 the Company recognized approximately $178 and $353, respectively, of interest and penalties.

Recoverable taxes consisted of:

	June 30, 2012	December 31, 2011
	(unaudited)

Recoverable Federal taxes (1)	$1,704	$1,994
Recoverable state tax - ICMS (2)	39	161
Value-added taxes (3)	5,266	4,476
Other	10	-
Subtotal	7,019	6,631
Current portion	(1,461)	(1,500)
Noncurrent portion	$5,558	$5,131

(1) IRPJ: Brazilian Federal income tax.
  CSLL: Social contribution on taxable net profits, created to finance social programs and funds.
(2) ICMS: State tax on sales of goods and services.
(3) Value-added taxes (PIS and COFINS) on goods and services sold.

According to Brazilian tax rules, payments made by Federal public entities for rendering of services or acquisition of goods are subject to the following withholding Federal taxes: PIS (turnover tax), COFINS (social contribution on gross revenues), CSLL (social contribution on net profits) and IRPJ (corporate income tax). The rates applicable to each tax are: (a) PIS: 0.65%; (b) COFINS: 3%; (c) CSLL: 1% and (d) IRRF: 1.2% (acquisition of goods) or 4.8% (rendering of services).

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

	June 30, 2012	December 31, 2011
	(unaudited)
ISS tax claims (1)	$2,964	$3,052
Labor related claims (2)	1,462	1,529
Other	191	57
Totals	$4,617	$4,638

(1)  ISS Tax Claims

The municipality of São Paulo has several tax claims alleging that the Company’s subsidiary Cimcorp owes ISS (service taxes – Imposto Sobre Serviços) on services rendered by the Company’s subsidiary, to customers within the municipality. The Company’s subsidiary, has recorded a provision of $2,964 and $3,052 at June 30, 2012 and December 31, 2011, respectively, representing the portion of the claims, including accrued interest and penalties, deemed to be probable of payment upon ultimate settlement.

The Company’s subsidiary recognizes accrued interest in interest expense and penalties in selling, general, and administrative expenses. During the three and six months ended June 30, 2012, the Company’s subsidiary recognized $76 and $142 in interest and penalties, respectively.

(2)  Labor

Labor contingencies refer to labor claims for, among other things, overtime, wage equivalence, work conditions. The amounts recorded by the Company have been assessed as probable by its legal advisors. The Company has recorded of $1,462 and $1,529 as of June 30, 2012 and December 31, 2011, respectively that our legal advisors assessed as probable.

All contingent obligations are classified as long-term and included in other long-term liabilities in the unaudited condensed consolidated balance sheets as the Company does not expect to pay any of these amounts in fiscal 2012.

(3)  Legal Proceedings

On December 16, 2010, Empresa Brasileira de Correios e Telйgrafos – ECT, an administrative body commenced an action against several parties including Cimcorp, the Company’s subsidiary, for alleged bidding irregularities. The action arose out an investigation by local authorities into certain bids for projects. The report of the administrative proceeding alleged that Cimcorp may have acted in collusion with other companies to manipulate the bidding price for certain projects. On July 27, 2011, the Brazilian Post imposed a suspension of the right of Cimcorp to contract with the Empresa Brasileira de Correios e Telйgrafos - ECT for a period of five years (maximum penalty provided by law 8,666/93). Cimcorp has administratively appealed the penalty, which is pending judgment.

On August 12, 2011, Cimcorp also filed a writ of mandamus, before the Federal Court of Distrito Federal which was assigned to a Judge in the 13th Federal Court of Distrito Federal, requesting the annulment of the administrative proceeding and suspension of the effects of the administrative ruling. On September 13, 2011, the Judge of the 13th Federal Court of Distrito Federal granted a preliminary injunction to suspend the effects of the administrative ruling, which lifted the penalty applied against Cimcorp.  The ground for such lifting was that there is no evidence in the administrative proceeding that justifies the application of penalty imposed on Cimcorp. The Judge ruled that the administrative authority of Empresa Brasileira de Correios e Telégrafos - ECT neither justified its decision nor acted with proportionality and reasonableness when fixing the penalty. The merit of this writ of mandamus is still pending judgment.

On January 27, 2012, a public civil suit was filed by the Federal Public Prosecutor’s Office related to the above matter. The suit, filed in the Federal Court of Distrito Federal and being processed at the 4th Federal Court of Distrito Federal against Cimcorp and several other defendants. The suit requests the reimbursement of $1,640 (equivalent to R$2,860), application of a fine in the amount of $3,280 (equivalent to R$5,720) and prohibition on contracting with the Public Administration for a term of five years. No preliminary relief was requested by the Federal Public Prosecutor’s Office. The term for filing of a defense has not yet started to elapse. The Company intends to vigorously defend this action.

NOTE 10 – COMMON STOCK

In March 2012, the Company raised $700 by issuing 311,000 shares of the Company’s common stock and 311,000 warrants exercisable at $3.15 per share.

On March 20, 2012, the Company issued 72,858 common shares to its board of directors as compensation and 4,300 common shares to Ansacha Capital for services rendered.

On April 20, 2012, the Company issued 10,000 common shares to Sichenzia Ross Friedman Ference, LLP, the Company’s counsel for services rendered.

On May 30, 2012, the Company issued 682,737 common shares to KLI and Quotidian in connection with the Note Exchange Agreement converting 60% of KLI and Quotidian’s outstanding balance, including accrued interest on certain Notes issued in August 2011.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 11 – STOCK-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan at June 30, 2012 and changes during the six months ended June 30, 2012 are as follows (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2011	876,384	14.98	3.3	-
Granted	572,900	1.14	4.9	-
Forfeited or expired	(547)	14.03		-
Outstanding at June 30, 2012	1,448,737	9.34	3.9	-

1,305,737 outstanding options at June 30, 2012 are exercisable. As of June 30, 2012, there is $100,547 of unrecognized compensation cost related to outstanding stock options. There were 572,900 options granted during the six months ended June 30, 2012.

The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2012 using the Black-Scholes option-pricing model:

Risk-free interest rate at grant date	0.74%
Expected stock price volatility	142.76%
Expected dividend payout	-
Expected option life-years	5

Warrants

A summary of the Company’s warrant activity and changes during the six months ended June 30, 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Average Aggregate Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2011	12,800	$6.00	3.13
Warrants issued	311,000	3.15	4.82
Outstanding at June 30, 2012	323,800	$3.26	4.75	$-

All outstanding warrants at June 30, 2012 are exercisable. No warrants were issued in the three months ended June 30, 2012.

NOTE 12 – RELATED PARTY TRANSACTIONS

KLI Settlement Agreement

On April 4, 2011, the Company entered into a Settlement Agreement and Release with KLI, pursuant to which all outstanding notes and outstanding amounts owed to KLI by the Company and certain of its subsidiaries were aggregated and repaid as follows: (a) $490 was paid in cash, (b) 331,825 shares were issued to KLI as partial payment and (c) a promissory note in the amount of $370 payable over a 36 month period at an interest rate of 6% per annum was issued to KLI.

Subordinated Note and Common Stock private placement

On July 29, 2011, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of up to $4,500 in subordinated secured promissory notes and 1,500,000 shares of common stock of the Company.  Each purchaser received 33,333 shares for each $100 promissory note purchased.  KLI and Quotidian Capital, LLC, entities of which Nana Baffour, the Company’s CEO, and Johnson Kachidza, the Company’s CFO, are each managing principals purchased $1,525 in promissory notes in this transaction and subscribed for 508,333 shares of the Company’s common stock in connection with the purchase of the promissory notes.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Note Exchange Agreement

On May 14, 2012, the Company entered into a Note Exchange Agreement with each of KLI and Quotidian for the conversion of 60% of the outstanding balance, including accrued interest, of certain notes issued to KLI and Quotidian in August 2011, at a conversion price of $1.50. Pursuant to the note exchange agreements with each of KLI and Quotidian, the Company issued 402,819 and 279,918 shares of its common stock to KLI and Quotidian, respectively. After giving effect to the conversion, effective May 1, 2012, the outstanding balance of the Notes held by KLI and Quotidian is approximately $403 and $280, respectively. Nana Baffour, CEO, and Johnson Kachidza, President, are managing principals of KLI and Quotidian.

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

For the three months and six months ended June 30, 2012 and 2011, the diluted earnings (loss) per common share does not includethe dilutive effect of 0 and 9,891 vested restricted shares, respectively, and 323,800 and 12,800 warrants, respectively, and excludes all outstanding stock options of 1,448,737 and 499,020, respectively, due to the Company reporting losses from operations.

NOTE 14 - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in six geographic locations. Those geographic operations are the United States, Brazil and Czech Republic.

Information for the three months ended June 30, 2012 and 2011 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2012				2011
	United States	Brazil	Czech Republic	Total	United States	Brazil	Czech Republic	Total
Revenues	$16,314	$12,375	$(187)	$28,502	$15,188	-	-	$15,188
Operating Income ( Loss)	(1,344)	(4,434)	73	(5,705)	(1,400)	-	-	(1,400)
Goodwill	10,124	14,491	-	24,615	9,811	-	-	9,811
Total Assets	43,577	59,796	145	103,518	43,873	-	-	43,873
Capital Expenditures	-	252	-	252	47	-	-	47

Information for the six months ended June 30, 2012 and 2011 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2012				2011
	United States	Brazil	Czech Republic	Total	United States	Brazil	Czech Republic	Total
Revenues	$31,364	$32,512	$173	$64,049	$28,025	-	-	$28,025
Operating Income ( Loss)	(3,523)	(4,158)	72	(7,609)	(3,129)	-	-	(3,129)
Goodwill	10,124	14,491	-	24,615	9,811	-	-	9,811
Total Assets	43,577	59,796	145	103,518	43,873	-	-	43,873
Capital Expenditures	300	342	-	642	70	-	-	70

The Brazil operations included in the segment information report the revenues and earnings generated from our recent acquisition of Cimcorp, Inc. on August 2, 2011. (See Note 2)

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 15 – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following six levels of inputs that may be used:

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

The table below summarizes the fair values of Company’s financial liabilities that are measured on a recurring basis at fair value as of June 30, 2012:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$4,734	$-	$-	$4,734
Total liabilities	$4,734	$-	$-	$4,734

The table below summarizes the fair values of Company’s financial liabilities that are measured on a recurring basis at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$2,464	$-	$-	$2,464
Total liabilities	$2,464	$-	$-	$2,464

The purchase price contingency is fair valued based upon the difference between the closing price of the Company stock and $4.50 per share at each reporting period.

NOTE 16 – SUBSEQUENT EVENTS

Third Amendment to SPA

On July 17, 2012, the Company entered into the Third Amendment to the the SPA, as amended, among the Company, Cairene Investments, Ltd., and certain shareholders, Cimcorp, Inc., Cimcorp Comércio Internacional E Informática S.A., Cimcorp Comércio E Serviços Tecnológicos E Informática Ltda., and Cimcorp USA, LLC, (“Cimcorp USA”).

The third amendment amends the Sales Period as defined in the SPA to be the period commencing December 3, 2012 through January 31, 2013, the date all obligations of the Company are fulfilled with respect to the shares issued under the SPA as part of the purchase price. The third amendment also provides that the payment of the first installment of the Tranche A Shares Adjusted Price shall be paid by the Company on October 1, 2012 and the second installment of the Tranche A Shares Adjusted Price shall be paid by the Company on December 1, 2012, subject to adjustment based upon the IPCA index as provided in the SPA, as amended.

The third amendment also provides for the payment of the unpaid interest accrued from February 2012 through June 2012 upon execution of the Amendment. The Company has paid $400. In addition, the Company undertook to use its best efforts to release the shareholders from any obligations relating to the Total Debt as set forth on Schedule 1.1(d) of the SPA.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

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

            We serve clients across multiple industry verticals including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare and consumer goods. Some of our larger customers in the US include The International Monetary Fund, Freepoint Commodities, State of North Carolina, and Avaya, and some of our larger customers in Brazil include Companhia De Tecnologia da Inf. do Estado de  Minas Gerais -Prodemge, Banco do Brasil S.A., CEMIG Distribuiзгo S.A., Banco Central Do Brasil – BACEN and MG Secretaria de Estado de Fazenda. Utilipoint, our utilities focused offering, currently provides energy industry consulting services and proprietary research. Our highly experienced consultants leverage direct industry experience to advise utilities along the range of the utility industry value chain and we intend to take advantage of those relationships to offer utility vertical focused solutions around our core data center and managed services offerings.

As of June 30, 2012, Midas Medici has 349 employees located in the United States, Brazil and Europe.  Midas Medici is headquartered in New York City with regional offices in Cary, NC, Albuquerque, NM, Pittsburgh, PA and maintains international operations through its offices in Brno, Czech Republic and Belo Horizonte, Vitoria, Salvador, Brasilia, Curitiba, Florianopolis, Porto Alegre, Rio de Janeiro, and Sao Paulo, Brazil.

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

On August 2, 2011, the Company completed the acquisition of a 80% interest in Cimcorp, pursuant to the terms of the Stock Purchase Agreement (“SPA”), as amended, among the Company, Cairene Investments, Ltd. (the “Seller”), and certain shareholders (the “Shareholders”), Cimcorp, Cimcorp Comércio Internacional e Informática S.A., a Brazilian Sociedade Anфnima, Cimcorp Comércio e Serviços Tecnológicos e Informática Ltda., a Brazilian limited liability company, and Cimcorp USA, LLC, a Florida limited liability company.

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Brazilian Reais ($2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.

(Dollar amounts in thousands)

Pursuant to the terms of the stock purchase agreement, the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustments are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of June 30, 2012, the Company recorded a liability of $3,535 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the stock purchase agreement which amended the purchase price of the Tranche A shares to Seven Million Brazilian Reais from Nine Million Reais which is the Eleven Million Brazilian Reais purchase price of the Tranche A shares less Two Million Brazilian Reais of total net debt, as defined in the stock purchase agreement, less Two Million Brazilian Reais  which has been previously paid by the Company. In addition, the amendment extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provides for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of  the interest of 3% in arrears as a penalty calculated  over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

In July 2012, we entered into a third amendment to the SPA which amends the Sales Period as defined in the SPA to be the period commencing December 3, 2012 through January 31, 2013, the date all obligations of the Company are fulfilled with respect to the shares issued under the SPA as part of the purchase price. The third amendment also provides that the payment of the first installment of the Tranche A Shares Adjusted Price shall be paid by the Company on October 1, 2012 and the second installment of the Tranche A Shares Adjusted Price shall be paid by the Company on December 1, 2012, subject to adjustment based upon the IPCA index as provided in the SPA, as amended. The third amendment also provides for the payment of the unpaid interest accrued from February 2012 through June 2012 upon execution of the third Amendment. The Company has paid $400. In addition, the Company undertook to use its best efforts to release the shareholders from any obligations relating to the Total Debt as set forth on Schedule 1.1(d) of the SPA.

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

(Dollar amounts in thousands)

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 (Dollars in Thousands)

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Revenues. Revenues for the three months ended June 30, 2012 totaled $28,502 compared to $15,188 for the three months ended June 30, 2011. The increase in revenues is attributable to increased sale of infrastructure solutions in our US operations and the Company’s acquisition of CIMCORP, which occurred in the third quarter of 2011. We had $12,375 in incremental revenue from our Brazil acquisition during the three months ended June 30, 2012, which contributed about 43.4% to our total consolidated revenues and 93.0% to our consolidated revenue growth for the three months ended June 30, 2012. While our US revenues exceeded expectations for the quarter, our Brazil revenues were lower than anticipated for the quarter in part because of a large software deal that slipped into the third quarter.

(Dollar amounts in thousands)

Cost of revenues. Cost of revenues for the three months ended June 30, 2012 were $22,075, or 77.5% of revenue, compared to $10,787 or 71.0% of revenue for the three months ended June 30, 2011. Cost of revenues is our largest category of operating expenses, representing more than 64.5% of our total operating expenses for the three months ended June 30, 2012. The increase in cost of revenues was primarily due to the increase in revenues from the comparable period resulting from our Brazil acquisition. We had $10,067 in incremental costs of revenues from acquisitions outside the United States for the three months ended June 30, 2012, which contributed about 45.6% to our total consolidated cost of revenues. The remainder of the incremental expenses were driven by our US operations due to an increase in volume compared to the same period in 2011 and an overall increase in cost of sales in our US operations in infrastructure services and solutions. The increase in the cost of sales margin from 71.02% at June 30, 2011 to 77.45% at June 30, 2012 was due to the lower margins realized in our Brazil and US operations in the infrastructure services and solutions. Our second quarter costs of revenues were higher relative to our first quarter primarily because of a price adjustment in the first three months ended March 31, 2012, which had minimal cost of sales and revenue recognition on a lease in the first quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2012 were $11,008 compared to $4,971 for the three months ended June 30, 2011. The increase in selling, general and administrative expenses from the comparable period was primarily due to our acquisition of our Brazil operations. We had $5,274 in incremental SG&A attributable to our Brazil operations for the three months ended June 30, 2012, which contributed about 47.9% to our total consolidated selling, general and administrative expenses and 87.3% of the total incremental selling, general and administrative expenses in the three months ended June 30, 2012 compared to the prior comparable period. The remainder of the incremental expenses were driven by our US operations due to an increase in SG&A in our US operations compared to the same period in 2011. A significant portion of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, a non-cash stock based compensation, deferred compensation expense or income and temporary personnel costs. Our SG&A includes non-cash stock based compensation of $270 for board of directors compensation and consulting services.  Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses, auditing and consulting and taxes and fines accruals from contingent tax and labor provision, which contributed to an increase in our SG&A compared to the same period in 2011.

Operating loss. For the three months ended June 30, 2012, operating losses totaled $5,705 compared to an operating loss of $1,400 for the three months ended June 30, 2011. The operating losses increased by $4,305 as a result of an increase in our operating costs of $17,619 (or 106.2%) offset by an increase in revenues of $13,314 (or 87.7%).

Other income (expense). Other income (expense) for the three months ended June 30, 2012 consisted of other income of $139, a foreign currency transaction loss of $164, gain on sale of fixed assets of $152 and a loss on the change in fair value of the purchase price contingency of $337. As of June 30, 2012 the carrying amount of the purchase price contingency was $4,734.

Interest and tax expense. For the three months ended June 30, 2012, interest expense was $2,269 compared to $125 for the three months ended June 30, 2011. The increase in interest expense is a result of assumed and new debt and leases from our Brazil operations, our revolving credit facility with Porter entered into in July 2011 and our junior subordinated notes incurred to facilitate our acquisition of our Brazil operations. Tax provisions resulted in a tax expense of $37 and a tax benefit of $417 for the three months ended June 30, 2012, and 2011, respectively. The tax expense of $37 is due to pre-tax income from a subsidiary of our Brazil operations.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 (Dollars in Thousands)

The following discussion highlights results from our comparison of consolidated statements of operations for the periods indicated.

Revenues. Revenues for the six months ended June 30, 2012 totaled $64,049 compared to $28,025 for the six months ended June 30, 2011. The increase in revenues is attributable to increased sale of infrastructure solutions and services in our US operations and the Company’s acquisition of CIMCORP, which occurred in the third quarter of 2011. We had $32,512 in incremental revenue from our Brazil acquisition during the six-month ended June 30, 2012, which contributed about 50.8% to our total consolidated revenues and 90.3% to our consolidated revenue growth. While our US revenues exceeded expectations for the period, our Brazil revenues were lower than anticipated for the six months ended June 30, 2012 due to the performance in the first three months ended March 31, 2012 and slippage of a large software project to the third quarter.

(Dollar amounts in thousands)

Cost of revenues. Cost of revenues for the six months ended June 30, 2012 were $47,180, or 73.7% of revenue, compared to $20,315 or 72.5% of revenue for the six months ended June 30, 2011. Cost of revenues is our largest category of operating expenses, representing more than 65.8% of our total operating expenses for the six months ended June 30, 2012. The increase in cost of revenues was primarily due to the increase in revenues from the comparable period resulting from our Brazil acquisition. We had $23,607 million in incremental costs of revenues from acquisitions outside the United States for the six- month period ended June 30, 2012, which contributed about 87.8% to our total consolidated cost of revenues. The remainder of the incremental expenses were driven by our US operations due to an increase in volume compared to the same period in 2011 and an overall increase in cost of sales in our US operations in infrastructure services and solutions, The increase in the cost of sales margin from 72.5% at June 30, 2011 to 73.7% at June 30, 2012 was due to the lower margins realized in our Brazil and US operations in the infrastructure services and solutions.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2012 were $22,096 compared to $9,284 for the six-month ended June 30, 2011. The increase in selling, general and administrative expenses from the comparable period was primarily due to our acquisition of our Brazil operations. We had $11,093 in incremental SG&A attributable to our Brazil operations for the six months ended June 2012, which contributed about 50.2% to our total consolidated selling, general and administrative expenses and 86.6% of the total incremental selling, general and administrative expenses in six months ended June 30, 2012 compared to the prior comparable period. The remainder of the incremental expenses were driven by our US operations due to an increase in SG&A in our US operations compared to the same period in 2011. A significant portion of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, a non-cash stock based compensation, deferred compensation expense or income and temporary personnel costs. Our SG&A includes non-cash stock based compensation of $431 for board of directors compensation and consulting services.  Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses, auditing and consulting and taxes and fines accruals from contingent tax and labor provision, which contributed to an increase in our SG&A compared to the same period in 2011.

Operating loss. For the six months ended June 30, 2012, operating loss totaled $7,609 compared to an operating loss of $3,129 for the six months ended June 30, 2011. The operating loss increased by $4,480 (or 143.2%) as a result of an increase in our operating costs of $40,505 (or 130.0%) offset by an increase in revenues of $36,024 (or 128.5%), primarily driven by the acquisition of our Brazil operations which impacted the six months ended June 30, 2012. Our Brazil operations were acquired in August 2011.

Other income (expense). Other income (expense) for the six months ended June 30, 2012 consisted of other income  of $266, a foreign currency transaction loss of $137 and gain on sale of fixed assets of $152 and a loss on the change in fair value of the purchase price contingency of $2,270. As of June 30 2012, the carrying amount of the purchase price contingency was $4,734.

Interest and tax expense. For the six months ended June 30, 2012, interest expense was $4,359 compared to $266 for the six months ended June 30, 2011. The increase in interest expense is a result of assumed and new debt and leases from our  Brazil operations, our revolving credit facility with Porter entered into in July 2011 and our junior subordinated notes incurred to facilitate our acquisition of our Brazil operations. Tax provisions resulted in a tax expense of $76 and a tax benefit of $1,175 for the six months ended June 30, 2012 and 2011, respectively. The tax expense of $76 is due to pre-tax income from a subsidiary of our Brazil operations.

Liquidity and capital resources

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Our accumulated deficit at June 30, 2012 was $36,262, and we incurred a consolidated net loss of $14,033 for the six months ended June 30, 2012. On June 30, 2012, we had a working capital deficit of $47,789.

The Company’s six months ended June 30, 2012 top line revenue grew 128.5% from the six months ended June 30, 2011 period due to the acquisition of the Brazilian operations. In May, the Company listed on the OTCQX U.S. in New York, which management believes will broaden the Company’s options to raise capital.

The Company’s working capital deficit of $47,789 is primarily comprised of the following accounts that impact cash flow for the remainder of  2012; current maturities of long term debt of $15,466 of which $4,970  relates to revolving credit facilities and mortgage note of $1,950 already extended through March 2013, $4,734 of deferred purchase price contingency consideration and $3,535 in deferred purchase price consideration, which the Company believes will be extended in the event it is unable to pay as they become due, and $4,552  relating to notes payable to vendors, accounts payable, accounts receivable and accrued other liabilities.

The cash flow provided by operations of $7,739 during the six months ended June 30, 2012 was achieved primarily through collection of accounts receivable.

(Dollar amounts in thousands)

During 2012, we took several initiatives which strengthened our ability to manage our liquidity position and will continue to do so throughout 2012:

●
As a result of our recent acquisition of Cimcorp and the relationship Cimcorp maintains with several large financial institutions that have historically and currently provided financing, we believe that the Company has the opportunity to obtain additional working capital lines based on its new receivables it creates. In March 2012, the Company procured a new accounts receivable based working capital line for $1,207 from one of those banks.

●
In April 2012, the Company entered into a revolving credit facility and promissory note with Knox Lawrence International, LLC and Quotidian, LLC of $2,000 upon which the Company can draw down to support its working capital needs.

●	In May 2012, the Company procured a new accounts receivables based working capital line for $1,646 from one of the Company’s Brazilian banks.

●	In May 2012, the Company secured a facility agreement with Cisco in the amount of $1,100 guaranteed by Cimcorp’s endorsed invoices paid to a supplier.

●
In June 2012, the Company secured a working capital loan from a bank in the amount of $750. The Company also entered into another secured working capital loan from the same bank through discounted trade receivables in the amount of $687.

            Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

The Company’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(Dollar amounts in thousands)

When the Company provides a combination of the above referenced products or services to its customers, recognition of revenues for the hardware and related maintenance services component is evaluated to determine if any software included in the arrangement is not essential to the functionality of the hardware based on accounting guidance related to “Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”   Hardware and related elements qualify for separation when the services have value on a stand-alone basis, evidence of fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in its control. Fair value is determined principally by reference to relevant third-party evidence of fair value. Such third-party information is readily available since the Company primarily sells products offered by its vendors. The application of the appropriate accounting guidance to the Company’s sales requires judgment and is dependent upon the specific transaction. The Company recognizes revenues from the sale of hardware products at the time of sale provided the revenue recognition criteria are met and any undelivered elements qualify for separation.

The Company sells equipment under capital lease arrangements. The Company uses the leases topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 840, “ Leases ”, to evaluate whether an arrangement is a capital or operating lease and to determine classification of capital leases as either sales-type or direct financing.  For sales-type leases, the revenue allocated to the equipment is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the equipment has been installed and (ii)  receipt of the written customer acceptance certifying the completion of installation, provided collectability is reasonably assured.  The initial revenue recognized for sales-type leases consists of the present value of future payments computed at the interest rate implicit in the lease.  The determination of the fair value of the leased equipment requires judgment and can impact the split between revenue and finance income over the lease term. The Company includes interest income from sales-type leases in its revenues based on the effective interest rate of its lease agreements.  As of June 30, 2012 and 2011, the amount of interest income included as part of leases revenue is $1,748 and $0, respectively.

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

In arrangements that include multiple elements, including software licenses, maintenance and/or professional services, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand alone value and delivery of the undelivered element is probable and within our control.  The Company determines the best estimate of selling price or ESP of each element in an arrangement based on a selling price hierarchy of each deliverable:  (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP).  Since primarily all of our units of accounting we sell the deliverable separately, we determined VSOE generally exists. Total arrangement fees will be allocated to each element using the relative selling price method.

In situations where our solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, we use the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

Management has evaluated the adequacy of its disclosure controls and procedures and has determined that consistent with its prior disclosures in its prior Form 10-K and Form 10-Q, disclosure controls and procedures were not effective as of June 30, 2012.  The lack of effectiveness of the Company’s disclosure controls and procedures was due to a deficiency in sufficient expertise as of June 30, 2012 among the Company’s accounting staff as well as a deficiency in its closing processes as it pertains to identifying all journal entries in the financial statement preparation process, as well as errors noted in the preparation of the financial statements. Management believes that these material weaknesses are primarily due to the need to continue integrating the Company’s recent acquisitions. The Company has recently hired a controller for its Brazilian operations with approximately 20 years’ experience with a Big Four accounting firm, to strengthen its accounting staff.  Additionally, the Company has recently hired a controller for the US operations with approximately 15 years of corporate and Big Four accounting firm experience, to strengthen its accounting staff.

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

(b) Changes in internal controls

During our fiscal quarter ended June 30, 2012, there were changes in our internal control over financial reporting that could have a material effect on , or are reasonably likely to materially affect, our internal control over financial reporting. The Company has recently hired a new controller, an accounting consultant and a tax manager to help drive implementation of controls and procedures in the Company.

PART II – OTHER INFORMATION
(Dollar amounts in thousands)
Item 1.     Legal Proceedings

On December 16, 2010, Empresa Brasileira de Correios e Telégrafos – ECT, an administrative body commenced an action against several parties including Cimcorp, the Company’s subsidiary, for alleged bidding irregularities. The action arose out an investigation by local authorities into certain bids for projects. The report of the administrative proceeding alleged that Cimcorp may have acted in collusion with other companies to manipulate the bidding price for certain projects. On July 27, 2011, the Brazilian Post office authority imposed a suspension of the right of Cimcorp to contract with the Empresa Brasileira de Correios e Telégrafos - ECT for a period of five years (maximum penalty provided by law 8,666/93). Cimcorp has administratively appealed the penalty, which is pending judgment.

On August 12, 2011, Cimcorp also filed a writ of mandamus, before the Federal Court of Distrito Federal which was assigned to a Judge in the 13th Federal Court of Distrito Federal, requesting the annulment of the administrative proceeding and suspension of the effects of the administrative ruling. On September 13, 2011, the Judge of the 13th Federal Court of Distrito Federal granted a preliminary injunction to suspend the effects of the administrative ruling, which lifted the penalty applied against Cimcorp.  The ground for such lifting was that there is no evidence in the administrative proceeding that justifies the application of penalty imposed on Cimcorp. The Judge ruled that the administrative authority of Empresa Brasileira de Correios e Telégrafos - ECT neither justified its decision nor acted with proportionality and reasonableness when fixing the penalty. The merit of this writ of mandamus is still pending judgment.

On January 27, 2012, a public civil suit was filed by the Federal Public Prosecutor’s Office related to the same matter. The suit, filed in the Federal Court of Distrito Federal and being processed at the 4th Federal Court of Distrito Federal against Cimcorp and several other defendants. The suit requests the reimbursement of $1,640 (equivalent to R$2,860), application of a fine in the amount of $3,280 (equivalent to R$5,720) and prohibition on contracting with the Public Administration for a term of five years. No preliminary relief was requested by the Federal Public Prosecutor’s Office. The term for filing of a defense has not yet started to elapse. The Company intends to vigorously defend this action.

Item 1A.  Risk Factors

Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2012, the Company issued 72,858 common shares to its board of directors as compensation and 4,300 common shares to Ansacha Capital for services rendered.

On April 20, 2012, the Company issued 10,000 common shares to Sichenzia Ross Friedman Ference, LLP, the Company’s counsel for services rendered.

On May 30, 2012, the Company issued 682,737 common shares to KLI and Quotidian in connection with the Note Exchange Agreement converting 60% of KLI and Quotidian’s outstanding balance, including accrued interest on certain Notes issued in August 2011.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the foregoing issuances.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit Number	Description of Exhibit

10.1	Settlement Agreement and Release dated as of April 6, 2011 between Midas Medici Group Holdings, Inc. and Knox Lawrence International, LLC
10.2	Lease Agreement (Charlotte, NC Office) and amendments
10.3	Agreement between Cimcorp Comercio Internacional E Informatica S.A. and Dell Computadores Do Brasil LTDA. dated March 10, 2009
10.4
Amendment No. 3 to Stock Purchase Agreement dated as of July 17, 2012, among Midas Medici Group Holdings, Inc., Cairene Investments, Ltd., Cimcorp, Inc., Cimcorp Comércio Internacional E Informática S.A., Cimcorp Comércio E Serviços Tecnológicos E Informática Ltda., Cimcorp USA, LLC and the selling shareholders (Incorporated by reference to Form 8-K filed by the Company on July 23, 2012).

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

Midas Medici Group Holdings, Inc.

Date: August 16, 2012	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2012	By:	/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial Officer and Accounting Officer)