Form 10-Q
period 2012-09-30
Midas Medici Group Holdings, Inc.
filed 2012-11-14
CIK 1392448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 10,975,269 shares of the issuer's common stock outstanding as of November 14, 2012.

MIDAS MEDICI GROUP HOLDINGS, INC.

		Page Number
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2012 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

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

Part 1: FINANCIAL INFORMATION
Item 1: Financial Statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,243	$1,461
Accounts receivable, net of allowance for doubtful accounts of $1,274 and $1,287 as of September 30, 2012 and December 31, 2011, respectively	10,060	11,298
Lease payments receivable, current	2,095	2,091
Lease payments receivable - Westcon, current	4,627	4,000
Inventories	1,212	1,270
Recoverable taxes, current	1,386	1,500
Deferred support costs, current	1,633	4,542
Prepaid expenses and other current assets	1,911	1,490
Current assets held for sale	20,627	28,248
Total current assets	45,794	55,900

Property and equipment, net	5,715	5,824
Lease payments receivable, long-term	2,898	1,663
Lease payments receivable - Westcon, long-term	7,260	10,575
Recoverable taxes, long-term	4,997	5,131
Goodwill	20,779	22,074
Other intangible assets, net	6,289	7,976
Other assets	436	513
Long-term assets held for sale	10,395	12,347
Total assets	$104,563	$122,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,787	$15,804
Accrued liabilities	13,099	11,279
Westcon capital lease, current	3,062	2,890
Capital leases, current	1,455	1,548
Current maturities of long-term debt and notes payable	11,604	9,603
Current portion of deferred revenue	129	141
Deferred purchase price	3,564	4,791
Purchase price contingency	5,537	2,464
Current liabilities related to assets held for sale	36,846	42,585
Total current liabilities	97,083	91,105

Long-term debt, net of current maturities	4,540	5,419
Westcon capital lease, net of current maturities	4,184	7,071
Capital leases, net of current maturities	865	1,560
Deferred revenue, net of current portion	866	887
Other long-term liabilities	7,024	7,955
Long-term liabilities related to assets held for sale	1,530	1,874
Total liabilities	116,092	115,871

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests	(544)	2,267

Stockholders' Equity (Deficit) :
Preferred stock $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock $0.001 par value, 40,000,000 shares authorized; 10,975,269 and 9,894,374 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	11	10
Additional paid-in capital	33,284	30,888
Accumulated deficit	(40,702)	(23,784)
Accumulated other comprehensive loss	(3,578)	(3,249)
Total stockholders' equity (deficit)	(10,985)	3,865
Total liabilities and stockholders' equity (deficit)	$104,563	$122,003

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands except share and per share data amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Data center services and solutions	$7,792	$3,827	$19,377	$3,586
IT infrastructure services	-	326	-	747
IT infrastructure solutions	6,017	7,217	27,544	7,216
Totals	13,809	11,370	46,921	11,549

Operating expenses:
Data center services and solutions	6,405	3,556	15,006	3,588
IT infrastructure services	-	247	-	565
IT infrastructure solutions	4,615	3,733	20,261	3,733
Selling, general and administrative expenses	5,201	6,760	19,636	7,844
Depreciation and amortization expense	800	765	1,988	985
Totals	17,021	15,061	56,891	16,715

Operating loss	(3,212)	(3,691)	(9,970)	(5,166)

Other income (expenses):
Gain (loss) on change in fair value of purchase price contingency	(693)	1,648	(2,963)	1,648
Other (expense) income	(224)	315	42	660
Interest expense, net	(1,097)	(830)	(4,606)	(1,026)
Gain (loss) on sale of fixed assets	(68)	-	84	-
Foreign currency transaction gain (loss)	(249)	1,564	(386)	1,564

Loss from continuing operations before income tax benefit (expense)	(5,543)	(994)	(17,799)	(2,320)

Income tax benefit (expense)	(25)	360	(101)	1,535

Loss from continuing operations	(5,568)	(634)	(17,900)	(785)

Loss from discontinued operations	(72)	(157)	(1,773)	(1,881)

Consolidated net loss	(5,640)	(791)	(19,673)	(2,666)

Less: Loss attributable to noncontrolling interests	(1,200)	(68)	(2,755)	(68)

Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(4,440)	$(723)	$(16,918)	$(2,598)

Comprehensive income (loss):
Consolidated net loss	$(5,640)	$(791)	$(19,673)	$(2,666)
Foreign currency transaction adjustment	118	1,543	(329)	1,539
Total comprehensive income (loss)	(5,522)	752	(20,002)	(1,127)
Comprehensive loss attributable to noncontrolling interests	1,200	68	2,755	68
Comprehensive income (loss) attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	$(4,322)	$820	$(17,247)	$(1,059)

Loss per share:
Loss per common share from continuing operations-basic and diluted	$(0.40)	$(0.06)	$(1.45)	$(0.09)
Loss per common share from discontinued operations-basic and diluted	$(0.00)	$(0.02)	$(0.17)	$(0.25)
Loss per common share -basic and diluted	$(0.40)	$(0.08)	$(1.62)	$(0.34)
Weighted average number of common shares outstanding - basic and diluted	10,975,269	9,294,538	10,472,393	7,600,139

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2012
(In thousands except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at January 1, 2012	9,894,374	$10	$30,888	$(23,784)	$(3,249)	$3,865

Stock and warrants issued in connection with a private placement at $2.25 per share	311,000	-	700	-	-	700
Stock issued in connection with Board of Directors compensation	72,858	-	153	-	-	153
Stock issued in connection with consulting services	14,300	-	28	-	-	28
Stock-based compensation in connection with options	-	-	491	-	-	491
Stock issued in settlement of notes payable and accrued interest - related party	682,737	1	1,024	-	-	1,025
Foreign currency translation adjustment		-			(329)	(329)
Net loss attributable to Midas Medici Group Holdings, Inc. and Subsidiaries	-	-		(16,918)	-	(16,918)
Balance at September 30, 2012	10,975,269	$11	$33,284	$(40,702)	$(3,578)	$(10,985)

See the accompanying notes to unaudited condensed consolidated financial statements

Midas Medici Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities:
Consolidated net loss	$(19,673)	$(2,666)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,504	2,970
Amortization of debt discount	981	343
Stock issued in connection with consulting services	28	-
Stock-based compensation	403	987
Loss (gain) on change in fair value of purchase price contingency	2,963	(1,648)
Gain on sale of fixed assets	(84)	-
Foreign currency transaction (gain) loss	386	(1,564)
Deferred income taxes	-	(1,605)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,266	5,897
Lease payments receivable	(9)	-
Inventories	895	(1,223)
Recoverable taxes	(268)	-
Deferred support costs	4,561	3,826
Prepaid expenses and other current assets	(1,201)	-
Other assets	(28)	(1,324)
Accounts payable	10,220	1,680
Accrued liabilities	4,313	(5,718)
Deferred revenue	(2,942)	(3,120)
Income taxes payable	(272)	-
Other long-term liabilities	(332)	-
Net cash provided by (used in) operating activities	9,711	(3,165)

Cash Flows From Investing Activities:
Payments on deferred purchase price	(1,148)	(5,150)
Capital expenditures	(649)	(190)
Proceeds from sale of fixed assets	347	-
Cash received from business acquisitions	-	236
Net cash used in investing activities	(1,450)	(5,104)

Cash Flows From Financing Activities:
Proceeds from line of credit	-	3,042
Payments on capital leases	(4,647)	-
Proceeds from debt	7,546	2,561
Repayments on debt	(11,041)	(950)
Proceeds from sale of common stock	700	-
Net cash provided by (used in) financing activities	(7,442)	4,653

Effect of exchange rate changes on cash	(37)	(22)

Net increase (decrease) in cash and cash equivalents	782	(3,638)

Cash and cash equivalents at beginning of period	1,461	5,030

Cash and cash equivalents at end of period	$2,243	$1,392

Supplemental disclosure of cash flow information:
Interest paid	$5,253	$400
Income taxes paid	$190	$1,034

Non-cash investing and financing activities:
Stock issued in connection with business acquisitions	$-	$7,865
Equipment acquired under capital leases	$165	$-
Stock issued in settlement of notes payable - related party	$1,025	$1,147
Notes payable issued in settlement of trade payables	$4,551	$-
Stock-based compensation in settlement of accrued expenses	$241	-
Stock issued in settlement of asset acquisition	$-	$5

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  However, the results from operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 16, 2012.

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

Discontinued Operations and Reclassifications

On October 4, 2012, the Company sold substantially all of its assets and liabilities, except for land, building and leasehold improvements, intercompany receivables, intangible assets and certain debt obligations, of STI for a purchase price equal to approximately $20.3 million, of which $13.1 million was paid as cash, $4.9 million in net assumed liabilities and the receipt of 269,802 shares of common stock of Datalink Corporation (“Datalink”), valued at $2.3 million, which is subject to certain post-closing adjustments. The financial results of STI have been reclassified as discontinued operations in the consolidated statements of operations for all of the periods presented. The assets and liabilities of this business are reflected as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets for all periods presented. The Company estimates that a gain of approximately $21,218, excluding taxes, will be recognized from the sale. See Note 9 for additional information regarding discontinued operations.

Liquidity

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business, and accordingly, no adjustments have been made to record amounts that might result from the outcome of this uncertainty of continuing as a going concern.

The Company’s accumulated deficit at September 30, 2012 was $40,702 and it incurred a consolidated net loss of $19,673 for the nine months ended September 30, 2012. On September 30, 2012, the Company had a working capital deficit of $51,289.

The Company’s nine months ended September 30, 2012 revenue grew 306.3% from the nine months ended September 30, 2011 due to the acquisition of the Brazilian operations, which occurred in August 2011, being included for the entire nine month period in 2012 versus two months in 2011.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

In May 2012, the Company listed on the OTCQX U.S in New York, which management believes will broaden the Company’s options to raise capital.

The Company’s working capital deficit of $51,289 is primarily comprised of the following accounts that impact cash flow for the remainder of 2012: current maturities of long-term debt of $11,604, which include a mortgage note of $1,918 already extended through March 2013; $3,564 in deferred purchase price; $5,537 in purchase price contingency consideration, which the Company believes will be extended in the event it is unable to pay as it becomes due; accounts payable, accounts receivable and accrued other liabilities. As of September 30, 2012, the Company had a total stockholders’ deficit of $10,985.

The cash flow provided by operations of $9,711 during the nine months ended September 30, 2012 was achieved primarily through collection of accounts receivable and extended payment terms with vendors.

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

•	In May 2012, the Company procured a new accounts receivable based working capital line for $1,646 from one of the Company’s Brazilian banks.

•	In May 2012, the Company secured a facility agreement with Cisco System Capital Corporation in the amount of $1,100 guaranteed by Cimcorp’s endorsed invoices paid to a supplier.

•
In June 2012, the Company secured a working capital loan from a bank in the amount of $750. The Company also entered into another secured working capital loan from the same bank through discounted trade receivables in the amount of $687.

•
On October 4, 2012, the Company sold substantially all of the operating assets of STI for approximately $20,250, of which $13,142 was paid in cash, $4,858 in net assumed liabilities and $2,250 in stock. In addition, the Company repaid debt obligations of $6,551 with the proceeds from the sale. As a result of the sale of substantially all of the operating assets of STI, the Company anticipates the remaining goodwill recorded within the United States geographic segment of $6,358 will be impaired in the fourth quarter, as the remaining U.S. operations were dependent on and closely related to the operations of STI.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Management cannot provide assurance that the Company will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Reais (net present value $5,395 USD) in cash payable January 27, 2012, Nine Million Brazilian Reais (net present value $2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.  The 1,297,022 common shares include certain price protection features for the benefit of the former controlling shareholders (“Shareholders”).  The SPA provides that during the 75-day period (the “Sale Period”) after the 6-month anniversary of the initial closing, if the Shareholders desire to sell the common shares and do not receive at least $4.50 per share, the Shareholders shall have the right to receive from the Company the difference between the price they received per share and $4.50. In the event the Shareholders cannot sell the shares during the Sale Period for at least $2.01 per share or are unable to sell their shares due to the Company’s failure to file its reports with the Securities and Exchange Commission, then the Shareholders shall be entitled to receive from the Company $4.50 per share in exchange for their shares. The Shareholders are prohibited from selling the shares for $2.00 per share or less. The fair value of this purchase price contingency amounting to $3,593 at the date of acquisition is remeasured each reporting period until the liability is settled.  During the nine months ended September 30, 2012, the Company recognized a loss on the change in fair value of the purchase price contingency of $2,963. The Company granted the Shareholders piggyback registration rights with respect to the shares.

Pursuant to the terms of the stock purchase agreement (the “SPA”), the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustments are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of September 30, 2012, the Company recorded a liability of $3,564 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the SPA which amended the purchase price of the Tranche A shares to Brazilian Reais 7,000,000 from Brazilian Reais 9,000,000, which is the Brazilian Reais 11,000,000 purchase price of the Tranche A shares less Brazilian Reais 2,000,000 of total net debt, as defined in the stock purchase agreement, less Brazilian Reais 2,000,000, which has been previously paid by the Company. In addition, the amendment extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provided for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of an interest in the 3% arrears fine over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

In July 2012, the Company entered into a third amendment to the SPA which amends the Sales Period as defined in the SPA to be the period commencing December 3, 2012 through January 31, 2013, the date all obligations of the Company are fulfilled with respect to the shares issued under the SPA as part of the purchase price. The third amendment also provides that the payment of the first installment of the Tranche A Shares Adjusted Price shall be paid by the Company on October 1, 2012 and the second installment of the Tranche A Shares Adjusted Price shall be paid by the Company on December 1, 2012, subject to adjustment based upon the IPCA index as provided in the SPA, as amended. The third amendment also provides for the payment of the unpaid interest accrued from February 2012 through June 2012 upon execution of the third Amendment, which the Company paid. In addition, the Company undertook to use its best efforts to release the shareholders from any obligations relating to the Total Debt as set forth on Schedule 1.1(d) of the SPA. The Company is currently in discussions with the Sellers regarding payment of the first installment of the Tranche A Shares Adjusted Price that was due on October 1, 2012 and not paid.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The total acquisition price of $16,382 has been allocated as follows (in thousands):

Cash and cash equivalents	$436
Accounts receivable	9,845
Lease payment receivable	24,827
Taxes recoverable	8,514
Customer relationships	6,497
Customer contracts	1,303
Goodwill	18,852
Fixed assets	788
Other assets	4,443
Accounts payable	(8,723)
Debt and capital leases	(31,959)
Other liabilities	(14,141)
Total	20,682
Redeemable noncontrolling interests	(4,300)
Purchase price	$16,382

The purchase includes the acquisition of gross accounts receivable (excluding lease payments receivable) totaling $11,463. The Company estimates that $1,618 of these receivables will not be collected. Therefore, the receivables are recorded at the estimated fair value of $9,845.

Other assets of $4,443 acquired are recorded at their estimated fair value and include deferred costs of $1,964, prepaid expenses and other current assets of $1,965 and deposits of $514. Other liabilities of $14,141 acquired are recorded at their estimated fair value and include accrued liabilities of $3,172, deferred revenue of $1,067, other long-term liabilities of $7,618 and taxes payable of $2,284.

In order to allocate the purchase price of Cimcorp, the Company made estimates and judgments in determining the fair value of the acquired assets and liabilities based on independent appraisal reports as well as its experience with similar assets and liabilities in similar industries. These values were determined based on our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms. The Company used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate.

Goodwill recognized from the transaction mainly represented the expected operational and strategic synergies upon the acquisition and intangibles not qualifying for separate recognition. The Company does not expect goodwill to be deductible for tax purposes.

The total acquisition price of $16,382 consists of the following:

Cash	$5,150
Common stock	2,244
Deferred purchase price	5,395
Purchase price contingency	3,593
Total purchase price	$16,382

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 2 – BUSINESS COMBINATIONS (Continued)

Below is a roll forward of the redeemable non-controlling interest:

Redeemable non-controlling interests at January 1, 2012	$2,267
Loss attributable to redeemable non-controlling interests	(2,755)
Foreign currency transaction loss	(375)
Amortization discount	319
Redeemable non-controlling interests at September 30, 2012	$(544)

Below is a roll forward of the deferred purchase price:

Deferred purchase price at January 1, 2012	$4,791
Payment	(1,148)
Amortization discount	41
Interest	124
Foreign currency transaction loss	(244)
Deferred purchase price at September 30, 2012	$3,564

Cimcorp’s operations are principally located in Brazil. Accordingly, we have disclosed in Note 15 – Segment Information which includes the revenues and earnings from the Brazil operations since the date of the acquisition.

Pro forma Results

The following table sets forth the unaudited pro forma results of the Company related to the continuing operations as if the reverse acquisition with Consonus Technologies, Inc., and acquisitions of WeatherWise Holdings, Inc., and Cimcorp, Inc. had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Total Revenues	$15,796	$45,293
Net Loss	$(1,450)	$(2,696)
Basic and diluted net loss per common share	$(0.15)	$(0.29)
Weighted average shares – basic and diluted	9,745,676	9,170,846

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 3 – LEASE PAYMENTS RECEIVABLE

Lease payments receivable result from sales-type leases that are discounted to their present values at the prevailing market rates. As of September 30, 2012 and December 31, 2011, amounts receivable under sales-type leases consisted of:

Lease Payments Receivable Under Capital Leases	September 30, 2012	December 31, 2011
	(unaudited)
2012	$730	$2,521
2013	2,570	1,476
2014	1,539	358
2015	993	-
2016	321	-
Total lease payments receivable under sales-type leases	6,153	4,355
Less amount representing interest	(1,160)	(601)
Net lease payments receivable under sales-type leases	4,993	3,754
Less current portion of lease payments receivable under sales-type leases	(2,095)	(2,091)
Long-term lease payments receivable under sales-type leases	$2,898	$1,663

The Company has a similar sales-type lease arrangement with Westcon Brasil Ltda. (“Westcon”), a third-party that specializes in buying and selling IT equipment and solutions. This arrangement was completed as part of a lease contract with Cidade Administrativa de Minas Gerais - CAMG (Administrative City of Minas Gerais, one of Brazil’s 26 states). As of September 30, 2012 and December 31, 2011, lease payments receivable under Westcon sales-type lease consisted of:

Lease Payments Receivable Under Westcon Capital Leases	September 30, 2012	December 31, 2011
	(unaudited)
2012	$1,605	$6,355
2013	6,430	6,355
2014	6,569	6,355
2015	5	3
Total lease payments receivable under Westcon sales-type leases	14,609	19,068
Less amount representing interest	(2,722)	(4,493)
Net lease payments receivable under Westcon sales-type leases	11,887	14,575
Less current portion of lease payments receivable under Westcon sales-type leases	(4,627)	(4,000)
Long-term lease payments receivable under Westcon sales-type leases	$7,260	$10,575

 Allowance for credit losses on lease receivables

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current creditworthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration in a major customer’s creditworthiness or defaults higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual performance and any changes in future performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. Consequently, there are no allowances for credit losses against the sales-lease receivable balances at September 30, 2012 and December 31, 2011.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2012, the gross carrying amount and accumulated amortization of intangible assets subject to amortization were as follows (unaudited):

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$5,600	$(1,349)	$4,251
Customer backlog	997	(299)	698
Content and databases	1,316	(395)	921
Trade names	529	(159)	370
Trademark	49	-	49
Total	$8,491	$(2,202)	$6,289

At December 31, 2011, the gross carrying amount and accumulated amortization of intangible assets subject to amortization were as follows:

	Gross Assets	Accumulated Amortization	Net
Customer relationships	$6,046	$(636)	$5,410
Customer backlog	1,086	(108)	978
Content and databases	1,316	(203)	1,113
Trademark	25	-	25
Trade names	529	(79)	450
Total	$9,002	$(1,026)	$7,976

Amortization expenses for the three months ended September 30, 2012 and 2011 amounted to approximately $432 and $622, respectively, and for the nine months ended September 30, 2012 and 2011 amounted to approximately $1,328 and $751, respectively.

The change in the carrying amount of goodwill for the nine months ended September 30, 2012 was as follows:

Balance, December 31, 2011	$22,074
Foreign currency translation loss	(1,295)
Balance, September 30, 2012	$20,779

The carrying amount of goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill that could require a material non-cash charge to our results of operations.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	September 30, 2012	December 31, 2011
	(unaudited)
Accrued expenses	$3,870	$1,421
Accrued commission expenses	336	1,246
Accrued interest	343	574
Other taxes payable	370	180
Customer prepayments	74	17
Accrued payroll expenses	2,048	1,969
Sales tax payable	2,813	2,493
Related parties payable	-	249
Other	1,869	1,898
Income taxes payable	1,376	1,232
Total	$13,099	$11,279

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of:

	September 30, 2012	December 31, 2011
	(unaudited)
Bank Mortgage Note Payable	$1,918	$1,979

Related Party Notes Payable	76	265

Banco Itau Working Capital Loan	1,000	1,148

Banco Safra Working Capital Loans	1,173	1,338

Banco Votorantim Working Capital Loan	955	1,615

Banco Bradesco Working Capital Loans	3,458	4,882

Banco do Brasil Working Capital Loans	1,926	2,612

Cisco System Capital Corporation - facility agreement	1,013	-

Banco Itau Revolving Line of Credit	492	533

Notes Payable – suppliers	4,067	-

Note Payable	-	436

Certification Partners Promissory Note	-	210

Other	66	4
Subtotal – Principal	16,144	15,022
Less current maturities of long-term debt	(11,604)	(9,603)

Total long-term debt	$4,540	$5,419

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT   (Continued)

Bank Mortgage Note Payable

The note is payable in equal monthly installments of $27 with an interest rate of 8%. The bank mortgage note is collateralized by a first deed of trust on STI’s office building, assignment of all leases and a security interest in all fixtures and equipment. In March 2012, the bank provided a twelve month extension of the maturity date to March 2013. As of September 30, 2012 and December 31, 2011, the balance outstanding for the bank mortgage note payable was $1,918 and $1,979, respectively.

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

The note bears an interest at a rate of 6% with minimum payments of $10.5 and matures on April 15, 2014. As of September 30, 2012 and December 31, 2011, the balance outstanding was $76 and $265, respectively.

Banco Itaъ Working Capital Loan

On July 27, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Itaъ in the amount of US $1,866 (R$3,500) at an interest rate of 21.0% per annum. The loan was paid in 10 installments ending in June 2012. As of December 31, 2011, the balance due on the loan was $1,148.

On September 28, 2012, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Itaъ in the amount of US $1,000 (R$2,026) at an interest rate of 5.8% per annum and a maturity date of August 2015. This agreement is guaranteed by short-term investments in the amount of $500. As of September 30, 2012, the balance due on the loan was $1,000.  The minimum payment is $84 per month.

Banco Safra Working Capital Loan

On June 21, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco Safra in the amount of US $1,529 (R$2,868) at an interest rate of 7.4% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011)  per annum and a maturity date of March 2012.  In March 2012, the Company has renewed the term of the loan through March 2013. This agreement is guaranteed by the accounts receivable related to certain client contracts. In the event of a default, the amount due shall bear a delinquent interest of 12% per annum and a fine of 2%. As of September 30, 2012 and December 31, 2011, the balance due on the loan was $1,173 and $1,338, respectively. The minimum payment is $64 per month.

Banco Votorantim Working Capital Loan

On October 15, 2010, the Company secured a working capital loan from BancoVotorantim in the amount of US $2,132 (R$4,000) at an interest rate of 6.0% plus DI (interbank deposit – 11.6% at December 31, 2011) per annum and a maturity date of January 30, 2014. This loan is secured by Cimcorp’s accounts receivable. As of September 30, 2012 and December 31, 2011, the balance due on the loan was $955 and $1,615, respectively. The minimum payment is $65 per month.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 6 – LONG – TERM DEBT   (Continued)

Banco Bradesco Working Capital Loans

On April 13, 2010, the Company secured a working capital loan from Banco Bradesco in the amount of US $207 (R$388) at an interest rate of 16.4% per annum and a maturity date of April 2014. This loan is secured by Cimcorp’s accounts receivable. As of September 30, 2012 and December 31, 2011, the balance due on the loan was $91 and $137, respectively. The minimum payment is $6 per month.

On December 29, 2010, the Company secured another working capital loan from Banco Bradesco in the amount of US $6,508 (R$ 12,000) at an interest rate of 6.8% plus CDI (interbank deposit certificate – 11.6% at December 31, 2011) per annum and a maturity date of November 28, 2014. This loan is also secured by Cimcorp’s accounts receivable. As of September 30, 2012 and December 31, 2011, the balance due on the loan was $3,367 and $4,745, respectively. The minimum payment is $132 per month.

Banco do Brasil Working Capital Loans

On September 9, 2011, the Company’s subsidiary, Cimcorp, secured a working capital loan from Banco do Brasil in the amount of US $1,813 (R$3,400) at an interest rate of 18.9% per annum maturing in August 2014. This loan is guaranteed by Cimcorp’s accounts receivable. As of September 30, 2012 and December 31, 2011, the balance due on the loan was $1,187 and $1,812, respectively. The minimum payment is $604 per year.

On January 25, 2010, the Company’s subsidiary Cimcorp secured a guaranteed account from Banco do Brasil in the amount of US $800 (R$1,500) at an interest rate of 5.611% per annum and plus CDI (interbank deposit certificate - 11.6% at December 31, 2011) per annum and a maturity date of April 13, 2012 with automatic renewal for periods of 90 days. This guaranteed account is secured by guarantees from former shareholders. As of September 30, 2012 and December 31, 2011, the balance due on the loan was $739 and $800, respectively.

Cisco System Capital Corporation - facility agreement

On May 15, 2012, the Company’s subsidiary, Cimcorp, secured a facility agreement with Cisco in the amount of $1,100 at a fixed interest rate of 4.2641% payable in quarterly installments of $89 through May 3, 2015. This facility is guaranteed by Cimcorp’s endorsed invoices paid to a supplier. As of September 30, 2012, the balance due on the loan was $1,013.

Banco Itau Revolving Line of Credit

Cimcorp has the option of using an unsecured revolving line of credit linked to certain Banco Itaъ bank accounts. As of September 30, 2012 and December 31, 2011, the balance outstanding on the line of credit was $492 and $533, respectively. The line of credit does not have a maturity date and has interest rate of 25.3% per annum.

Notes payable - suppliers

In May 2012, the Company entered into short term notes with two suppliers in order to negotiate payment on trade payables totaling $4,551. The notes accrue interest at 1% per month and are payable in monthly installments of $200 with maturity dates of October 30, 2012 and June 15, 2013. As of September 30, 2012, the balance outstanding was $4,067.

Note Payable

In accordance with the acquisition of Cimcorp, Inc., the Company assumed a note payable of US $697(R$1,082) which is payable in four quarterly installments of R$271 with the first installment due on October 20, 2012. The note payable is unsecured and non-interest bearing. During the quarter ended June 30, 2012, the Company repaid the outstanding balance in the note of US $279. As of September 30, 2012 and December 31, 2011, the principal outstanding was US $ 0 (R$0) and US $436 (R$811), respectively.

Certification Partners Promissory Note

On July 22, 2011, the Company entered into a promissory note payable for $400 with a rate of interest at 5%. The principal and accrued interest for the promissory note was due on December 19, 2011. As of September 30 2012 and December 31, 2011, there was no balance and $210, respectively, due on the promissory note.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 7 – CAPITAL LEASES

Cimcorp enters into capital lease arrangements with financial institutions (Banco do Brasil, Bradesco, CIT, Safra and BancoItaъ) for the acquisition of IT related equipment, which, in turn, is subleased to its customers. See Note 3 for sales-type lease payments receivable.

Future minimum payments under capital lease obligations in each of the years subsequent to September 30, 2012 are as follows:

Amount
Capital lease obligations:
2012	$593
2013	1,228
2014	512
2015	257
Total minimum lease payments	2,590
Less amount representing interest	(270)
Net minimum lease payments	2,320
Less current portion of obligations under capital leases	(1,455)
Long-term obligations under capital leases	$865

NOTE 8 – INCOME TAXES

The income tax expense for the three months and nine months ended September 30, 2012 of $25 and $101 and the income tax benefit for the three months and nine months ended September 30, 2011 of $360 and $1,535 were primarily based on Company’s estimated effective tax rate. The tax provision for September 30, 2012 was primarily based on estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The tax benefit for September 30, 2011 was primarily driven off of the full year domestic forecasted loss. The Company’s effective tax rate varies from the U.S. Federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the Company cannot recognize tax benefits on current losses.

The earliest tax year open to examination by U.S. Federal tax and major state tax jurisdictions is 2008. The statute of limitations for taxes in Brazil is five (5) years and the earliest tax year open to examination by Federal tax and major state tax jurisdictions in Brazil is 2005.

The Company had a liability for unrecognized tax benefits of $42 as of both September 30, 2012 and December 31, 2011, for state income tax matters, and $902 and $970, respectively, for international income tax matters, respectively. We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

The Company recognizes interest expense and penalties in selling, general, and administrative expenses. For the three and nine months ended September 30, 2012 the Company recognized approximately $75 and $401, respectively, of interest and penalties.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)
NOTE 8 – INCOME TAXES   (Continued)

Recoverable taxes consisted of:

	September 30, 2012	December 31, 2011
	(unaudited)

Recoverable Federal taxes (1)	$1,596	$1,994
Recoverable state tax - ICMS (2)	61	161
Value-added taxes (3)	4,726	4,476
Subtotal	6,383	6,631
Current portion	(1,386)	(1,500)
Noncurrent portion	$4,997	$5,131

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

NOTE 9 – ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE AND DISCONTINUED OPERATIONS

On October 2, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Datalink, STI Acquisition Corp., a wholly-owned subsidiary of Datalink (“Buyer”), and STI, a wholly-owned subsidiary of the Company. Pursuant to the Agreement, the Company and STI sold the business and substantially all of the assets of STI to Datalink for an aggregate purchase price of $20,250, of which $13,142 was paid in cash, $4,858 in net assumed liabilities and the receipt of 269,802 shares of common stock of Datalink, valued at $2,250.  Datalink assumed approximately $20.9 million of STI’s liabilities and acquired approximately $16.0 million of assets. The transactions contemplated by the Agreement were completed on October 4, 2012 and the Company estimates a gain of approximately $21,218, excluding taxes, will be recognized from the sale (See Note 17). As a result of the sale of substantially all of the operating assets of STI, the Company anticipates the remaining goodwill recorded within the United States geographic segment of $6,358 will be impaired in the fourth quarter, as the remaining U.S. operations were dependent on and closely related to the operations of STI.

These condensed consolidated financial statements and accompanying notes included in this report include disclosure of the results of operations for the North Carolina-based business.  Accordingly, the financial position and results of operations related to these assets have been reclassified as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets and as discontinued operations in the consolidated statements of operations.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 9 – ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE AND DISCONTINUED OPERATIONS   (Continued)

The components of the assets held for sale and liabilities related to assets held for sale as of September 30, 2012 and December 31, 2011 and the components of income from discontinued operations are as follows (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)	(unaudited)
Assets held for sale:
Accounts receivable	$11,950	$17,076
Inventories	1,203	2,143
Deferred costs, current	7,042	8,502
Prepaid expenses and other current assets	432	527
Current assets held for sale	20,627	28,248

Property and equipment, net	464	493
Goodwill	3,765	3,765
Other intangible assets, net	5,163	6,643
Deferred costs, net of current portion	1,003	1,446
Long-term assets held for sale	10,395	12,347
Total assets held for sale	$31,022	$40,595

Liabilities related to assets held for sale:
Accounts payable	$19,494	$21,011
Accrued liabilities	830	1,292
Capital leases, current	5	66
Current maturities of long-term debt	6,119	7,202
Current portion of deferred revenue	10,398	13,014
Current liabilities related to assets held for sale	36,846	42,585
Capital leases, net of current maturities	18	-
Deferred revenue, net of current portion	1,512	1,874
Long-term liabilities related to assets held for sale	1,530	1,874
Total liabilities related to assets held for sale	$38,376	$44,459

	Three months ended
	September 30, 2012	September 30, 2011

Total revenues	$15,659	$12,556
Total expenses (1)	15,731	12,713
Total loss from discontinued operations	$(72)	$(157)

	Nine months ended
	September 30, 2012	September 30, 2011

Total revenues	$46,596	$40,402
Total expenses (2)	48,369	42,283
Total loss from discontinued operations	$(1,773)	$(1,881)

(1) Included in total expenses is depreciation of $550 and $650 for the three months ended September 30, 2012 and 2011, respectively.
(2) Included in total expenses is depreciation of $1,670 and $1,985 for the nine months ended September 30, 2012 and 2011, respectively.

DAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

	September 30, 2012	December 31, 2011
	(unaudited)
ISS tax claims (1)	$2,737	$3,052
Labor related claims (2)	1,485	1,529
Other	56	57
Totals	$4,278	$4,638

(1)  ISS Tax Claims

The municipality of Sao Paulo has several tax claims alleging that the Company’s subsidiary Cimcorp owes ISS (service taxes – Imposto Sobre Serviзos) on services rendered by the Company’s subsidiary, to customers within the municipality. The Company’s subsidiary, has recorded a provision of $2,737 and $3,052 at September 30, 2012 and December 31, 2011, respectively, representing the portion of the claims, including accrued interest and penalties, deemed to be probable of payment upon ultimate settlement.

The Company’s subsidiary recognizes accrued interest in interest expense and penalties in selling, general, and administrative expenses. During the three and nine months ended September 30, 2012, the Company’s subsidiary recognized $205 and $142 in interest and penalties, respectively.

(2)  Labor

Labor contingencies refer to labor claims for, among other things, overtime, wage equivalence and work conditions. The amounts recorded by the Company have been assessed as probable by its legal advisors. The Company has recorded $1,485 and $1,529 as of September 30, 2012 and December 31, 2011, respectively that our legal advisors assessed as probable.

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

On January 27, 2012, a public civil suit was filed by the Federal Public Prosecutor’s Office related to the above matter. The suit, filed in the Federal Court of Distrito Federal and being processed at the 4th Federal Court of Distrito Federal against Cimcorp and several other defendants. The suit requests the reimbursement of $1,640 (equivalent to R$2,860), application of a fine in the amount of US $3,280 (equivalent to R$5,720) and prohibition on contracting with the Public Administration for a term of five years. No preliminary relief was requested by the Federal Public Prosecutor’s Office. The term for filing of a defense has not yet started to elapse. The Company intends to vigorously defend this action.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 11 – COMMON STOCK

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

On April 20, 2012, the Company issued 10,000 common shares to Sichenzia Ross Friedman Ference, LLP, the Company’s counsel for services rendered.

On May 30, 2012, in a related party transaction, the Company issued 682,737 common shares to KLI and Quotidian in connection with the Note Exchange Agreement converting 60% of KLI and Quotidian’s outstanding balance, including accrued interest on certain Notes issued in August 2011.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan at September 30, 2012 and changes during the nine months ended September 30, 2012 are as follows (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2011	876,384	$14.98	3.3	-
Granted	572,900	1.14	4.6	-
Forfeited or expired	(1,256)	13.25		-
Outstanding and expected to vest at September 30, 2012	1,448,028	$6.43	2.5	-

1,373,028 outstanding options at September 30, 2012 are exercisable. As of September 30, 2012, there is $59 of unrecognized compensation cost related to outstanding stock options. There were 572,900 options granted during the nine months ended September 30, 2012 at a fair value of $557.

The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2012 using the Black-Scholes option-pricing model:

Risk-free interest rate at grant date	0.74%
Expected stock price volatility	142.76%
Expected dividend payout	-
Expected option life-years	5

Warrants

A summary of the Company’s warrant activity and changes during the nine months ended September 30, 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Average Aggregate Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2011	12,800	$6.00	3.13
Warrants issued	311,000	3.15	4.82
Outstanding at September 30, 2012	323,800	$3.26	4.75	$-

All outstanding warrants at September 30, 2012 are exercisable. No warrants were issued in the three months ended September 30, 2012.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 13 – RELATED PARTY TRANSACTIONS

KLI Settlement Agreement

On April 4, 2011, the Company entered into a Settlement Agreement and Release with KLI, pursuant to which all outstanding notes and outstanding amounts owed to KLI by the Company and certain of its subsidiaries were aggregated and repaid as follows: (a) $490 was paid in cash, (b) 331,825 shares were issued to KLI as partial payment and (c) a promissory note in the amount of $370 payable over a 36 month period at an interest rate of 6% per annum was issued to KLI. As of September 30, 2012 and December 31, 2011, the outstanding balance was $76 and $265, respectively.

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

Note Exchange Agreement

On May 14, 2012, the Company entered into a Note Exchange Agreement with each of KLI and Quotidian for the conversion of 60% of the outstanding balance, including accrued interest, of certain notes issued to KLI and Quotidian in August 2011, at a conversion price of $1.50. Pursuant to the note exchange agreements with each of KLI and Quotidian, the Company issued 402,819 and 279,918 shares of its common stock to KLI and Quotidian, respectively. After giving effect to the conversion, as of September 30, 2012 and December 31, 2011, the outstanding balance of the Notes held by KLI and Quotidian is approximately $459 and $280, respectively. Nana Baffour, CEO, and Johnson Kachidza, President, are managing principals of KLI and Quotidian.

Pursuant to the disposition on October 4, 2012 of substantially all the operating assets and liabilities of STI by the Company, the outstanding balance of the notes was paid off.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding and common stock equivalents with the assumption that all common stock equivalents were converted at the beginning of the year.  Options, warrants and unvested restricted shares are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.  Common stock equivalents, including options and warrants, are excluded from the computation if their effect is anti-dilutive.

For the three months and nine months ended September 30, 2012 and 2011, the diluted earnings (loss) per common share does not include the dilutive effect of 323,800 and 12,800 warrants, respectively, and excludes all outstanding stock options of 1,448,028 and 891,269, respectively, due to the Company reporting net losses.

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 15 - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in three geographic locations. Those geographic operations are the United States, Brazil and Czech Republic.

Information as of and for the three months ended September 30, 2012 and 2011 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2012				2011
	United States	Brazil	Czech Republic	Total	United States	Brazil	Czech Republic	Total
Revenues	$263	$13,503	$43	$13,809	$-	$11,250	$120	$11,370
Operating Income ( Loss)	(917)	(2,286)	(9)	(3,212)	(3,667)	(37)	13	(3,691)
Goodwill	6,358	14,421	-	20,779	6,359	19,943	-	26,302
Total Assets	42,475	61,951	137	104,563	46,510	74,269	149	120,928
Capital Expenditures	167	5	-	172	78	42	-	120

Information as of and for the nine months ended September 30, 2012 and 2011 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2012				2011
	United States	Brazil	Czech Republic	Total	United States	Brazil	Czech Republic	Total
Revenues	$690	$46,015	$216	$46,921	$4	$11,250	$295	$11,549
Operating Income ( Loss)	(3,589)	(6,444)	63	(9,970)	(5,142)	(37)	13	(5,166)
Goodwill	6,358	14,421	-	20,779	6,359	19,943	-	26,302
Total Assets	42,475	61,951	137	104,563	46,510	74,269	149	120,928
Capital Expenditures	467	347	-	814	148	42	-	190

The Brazil operations included in the segment information report the revenues and earnings generated from our acquisition of Cimcorp, Inc. on August 2, 2011 (See Note 2).

NOTE 16 – FAIR VALUE MEASUREMENTS

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

MIDAS MEDICI GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands)

NOTE 16 – FAIR VALUE MEASUREMENTS   (Continued)

The table below summarizes the fair values of Company’s financial liabilities that are measured on a recurring basis at fair value as of September 30, 2012:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$5,537	$-	$-	$5,537
Total liabilities	$5,537	$-	$-	$5,537

The table below summarizes the fair values of Company’s financial liabilities that are measured on a recurring basis at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Purchase price contingency	$2,464	$-	$-	$2,464
Total liabilities	$2,464	$-	$-	$2,464

The purchase price contingency is fair valued based upon the difference between the closing price of the Company stock and $4.50 per share redemption price of the Company stock at each reporting date.

NOTE 17 – SUBSEQUENT EVENTS

On October 2, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Datalink, STI Acquisition Corp., a wholly-owned subsidiary of Datalink (“Buyer”), and STI, a wholly-owned subsidiary of the Company. Pursuant to the Agreement, the Company and STI sold the business and substantially all of the assets of STI to Datalink for an aggregate purchase price of $20,250, of which $13,142 was paid in cash, $4,858 in net assumed liabilities and the receipt of 269,802 shares of common stock of Datalink, valued at $2,250. Datalink assumed approximately $20.9 million of STI’s liabilities and acquired approximately $16.0 million of assets. The transactions contemplated by the Agreement were completed on October 4, 2012 and the Company estimates a gain of approximately $21,218, excluding taxes, will be recognized from the sale. As a result of the sale of substantially all of the operating assets of STI, the Company anticipates the remaining goodwill recorded within the United States geographic segment of $6,358 will be impaired in the fourth quarter, as the remaining U.S. operations were dependent on and closely related to the operations of STI.

STI retained ownership of the office building and real property located in Cary, North Carolina. STI and Buyer subsequently entered into a lease agreement for the use of office space for a term of three years.

The Agreement contains standard indemnification clauses except neither party will be responsible for any indemnification for breach of any representation or warranty (other than certain representations and warranties) until the aggregate losses incurred exceeds $125,000 and provided that if any such losses exceed $125,000 such party shall be responsible for all such losses which in the aggregate will not exceed $2,025,000. Two Hundred Forty-Two Thousand Eight Hundred Five (242,805) of the shares acquired by the Company are held in escrow for a period of one year to satisfy any indemnification claims against the Company.

The Agreement contains standard representations and warranties, confidentiality clause and non-solicitation clause. The Agreement contains a non-compete clause whereby the Company is not permitted to compete within the United States in certain business lines for a period of three years, except for the provision of managed services to clients who either have less than 100 full- time employees or less than $25 million in annual revenues.

On October 4, 2012, the Company entered into a promissory note with a supplier totaling $3,500.   The note is payable in thirty five (35) equal monthly installments of $108 with an interest rate of 5.25% per annum.  The promissory note is collateralized by a security interest in the Datalink common shares received by the Company upon the sale of STI.   The Datalink common shares are restricted shares which are subject to terms of an escrow agreement with an initial value of $2,250 as of October 4, 2012.   In addition, the supplier obtained a second security interest in the office building and real property located in Cary, North Carolina.

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

As of September 30, 2012, Midas Medici had 329 employees located in the United States, Brazil and Europe.  Midas Medici is headquartered in New York City with regional offices in Cary, NC, Albuquerque, NM, Pittsburgh, PA and maintains international operations through its offices in Brno, Czech Republic and Belo Horizonte, Vitoria, Salvador, Brasilia, Curitiba, Florianopolis, Porto Alegre, Rio de Janeiro, and Sao Paulo, Brazil.

A key element of our growth strategy is to expand our business in Brazil through organic growth and strategic acquisitions as well as seek US acquisitions. We expect to incur additional debt for future acquisitions and, in some cases, to use our stock as acquisition consideration in addition to, or in lieu of, cash. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

On October 4, 2012, the Company sold substantially all of the operating assets of Strategic Technologies, Inc. (“STI”) for $20,250.   Accordingly, the financial position and results of operations related to these assets have been reclassified as assets held for sale and liabilities related to assets held for sale and discontinued operations, respectively. The Company estimates a gain of approximately $21,218, excluding taxes, will be recognized from the sale. As a result of the sale of substantially all of the operating assets of STI, the Company anticipates the remaining goodwill recorded within the United States geographic segment of $6,358 will be impaired in the fourth quarter, as the remaining U.S. operations were dependent on and closely related to the operations of STI.

On August 2, 2011, the Company completed the acquisition of an 80% interest in Cimcorp, pursuant to the terms of the Stock Purchase Agreement (“SPA”), as amended, among the Company, Cairene Investments, Ltd. (the “Seller”), and certain shareholders (the “Shareholders”), Cimcorp, Cimcorp Comйrcio Internacional e Informбtica S.A., a Brazilian Sociedade Anфnima, Cimcorp Comércio e Serviços Tecnológicos e Informática Ltda., a Brazilian limited liability company, and Cimcorp USA, LLC, a Florida limited liability company.

At the closing, the Company provided consideration of Seventeen Million Brazilian Reais ($10,987 USD), Eight Million Brazilian Reais ($5,150 USD) of which was paid in cash, Nine Million Brazilian Reais (net present value $5,395 USD) in cash payable on January 27, 2012, Nine Million Brazilian Reais (net present value $2,244 USD) in shares of common stock of the Company equal to 1,297,022 shares of common stock of the Company and a purchase price contingency of $3,593.  The 1,297,022 common shares include certain price protection features for the benefit of the former controlling shareholders (“Shareholders”).  The SPA provides that during the 75-day period (the “Sale Period”) after the 6-month anniversary of the initial closing, if the Shareholders desire to sell the common shares and do not receive at least $4.50 per share, the Shareholders shall have the right to receive from the Company the difference between the price they received per share and $4.50. In the event the Shareholders cannot sell the shares during the Sale Period for at least $2.01 per share or are unable to sell their shares due to the Company’s failure to file its reports with the Securities and Exchange Commission, then the Shareholders shall be entitled to receive from the Company $4.50 per share in exchange for their shares. The Shareholders are prohibited from selling the shares for $2.00 per share or less. The fair value of this purchase price contingency amounting to $3,593 at the date of acquisition is remeasured each reporting period until the liability is settled.  During the nine months ended September 30, 2012, the Company recognized a loss on the change in fair value of the purchase price contingency of $2,963. The Company granted the Shareholders piggyback registration rights with respect to the shares.

(Dollar amounts in thousands)

Pursuant to the terms of the stock purchase agreement, the Company was to purchase on January 24, 2012 (but no later than January 27, 2012) an additional 20% of the shares of Cimcorp (“Tranche A”) for a purchase price of Nine Million Brazilian Reais ($5,817 USD), which purchase price is subject to certain adjustments to the Brazil CPI index provided, however, such adjustments are capped at 7%. As a result of this provision, at closing date of August 2, 2011, the Company recorded a liability of $4,497 (net present value at a 15% discount rate) for the obligation to purchase the Tranche A shares of Cimcorp and effectively held an 80% interest in Cimcorp as of the acquisition date. As of September 30, 2012, the Company recorded a liability of $3,564 for the obligation to purchase the Tranche A shares. In February 2012, the Company paid Two Million Brazilian Reais ($1,146 USD) towards the purchase of the Tranche A shares, with the remaining amounts due at the closing of the sale of the Tranche A shares. The Seller and minority shareholders’ of Cimcorp have the right to elect to have the Company purchase the remaining 20% of the shares of Cimcorp (the “Tranche B”) 30 days after the 24 month anniversary of the initial closing. The SPA provides that in the event the Company undergoes a Change in Control, as defined, or transfers more than 50% of the shares of Cayman Co. the purchase of Tranches A and B shall be accelerated. In March 2012, the Company entered into an amendment to the stock purchase agreement which amended the purchase price of the Tranche A shares to Seven Million Brazilian Reais from Nine Million Reais which is the Eleven Million Brazilian Reais purchase price of the Tranche A shares less Two Million Brazilian Reais of total net debt, as defined in the stock purchase agreement, less Two Million Brazilian Reais which has been previously paid by the Company. In addition, the amendment extended the closing date for the Tranche A shares from January 2012 to July 2012. The amendment also provided for the payment of any interest in arrears on the Tranche A shares on a monthly basis on the last day of the month in which the interest has accrued. The amendment also provides that the purchase price of the Tranche A shares shall be adjusted solely to reflect the payment of the interest of 3% in arrears as a penalty calculated over the outstanding value of the Tranche A shares adjusted price to be paid until the last day of the months of February, March, April, May and June 2012.

In July 2012, the Company entered into a third amendment to the SPA which amends the Sales Period as defined in the SPA to be the period commencing December 3, 2012 through January 31, 2013, the date all obligations of the Company are fulfilled with respect to the shares issued under the SPA as part of the purchase price. The third amendment also provides that the payment of the first installment of the Tranche A Shares Adjusted Price shall be paid by the Company on October 1, 2012 and the second installment of the Tranche A Shares Adjusted Price shall be paid by the Company on December 1, 2012, subject to adjustment based upon the IPCA index as provided in the SPA, as amended. The third amendment also provides for the payment of the unpaid interest accrued from February 2012 through June 2012 upon execution of the third Amendment, which the Company paid. In addition, the Company undertook to use its best efforts to release the shareholders from any obligations relating to the Total Debt as set forth on Schedule 1.1(d) of the SPA. The Company is currently in discussions with the Sellers regarding payment of the first installment of the Tranche A Shares Adjusted Price that was due on October 1, 2012 and not paid.

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

Consonus provides innovative data center solutions to medium sized and large enterprises focused on virtualization, energy efficiency and data center optimization. Its highly secure, energy efficient and reliable data centers combined with its ability to offer a comprehensive suite of related IT infrastructure services gives it an ability to offer its customers customized solutions to address their critical needs of data center availability, data manageability, disaster recovery and data center consolidation, as well as a variety of other related managed services.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 (Dollars in Thousands)

The following discussion highlights results from our comparison of consolidated statements of operations for continuing operations for the periods indicated.

Revenues. Revenues for the three months ended September 30, 2012 totaled $13,809 compared to $11,370 for the three months ended September 30, 2011. The increase in revenues is attributable to the Company’s acquisition of CIMCORP. The three months ended September 30, 2011 includes only two months of the Brazil operations given the acquisition closed on August 1, 2011. Our Brazil operations contributed $11,250 in revenues in the three months ended September 30, 2011 (or 98.9% of total revenues) compared to $13,503 in the three months ended September 30, 2012 (or 97.8% of total revenues).

(Dollar amounts in thousands)

Cost of revenues. Cost of revenues for the three months ended September 30, 2012 were $11,020, or 79.8% of revenue, compared to $7,536 or 66.3% of revenue for the three months ended September 30, 2011. Cost of revenues is our largest category of operating expenses, representing 64.7% of our total operating expenses for the three months ended September 30, 2012. The increase in cost of revenues was primarily due to the fact that the three months ended September 30, 2011 includes only two months of our Brazil operations relative to the comparable period resulting from our Brazil acquisition. Our Brazil operations contributed $7,226 or 95.9% of total cost of revenues in the three months ended September 30, 2011 compared to $10,734 in the three months ended September 30, 2012 or 97.4% of total cost of revenues. The increase in the cost of sales margin from 66.3% at September 30, 2011 to 79.8% at September 30, 2012 was due to the lower margins realized in our Brazil operations in the infrastructure services and solutions.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2012 were $5,201 compared to $6,760 for the three-months ended September 30, 2011. Selling, general and administrative expenses for the three months ended September 30, 2011 were impacted by professional service fees and other expenses related to the Company’s merger and acquisition activities. A significant portion of our selling, general and administrative expenses consists of personnel costs such as salaries, commissions, bonuses, non-cash stock based compensation, deferred compensation expense or income and temporary personnel costs. Our SG&A included non-cash stock based compensation of $41 in the three months ended September 30, 2012 for board of directors’ compensation and consulting services. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses, auditing and consulting, and taxes and fines accruals from contingent tax and labor provisions.

Operating loss. For the three months ended September 30, 2012, our operating loss totaled $3,212 compared to an operating loss of $3,691 for the three months ended September 30, 2011. Our operating loss for the three months ended September 30, 2011 was impacted by professional service fees and other expenses related to the Company’s merger and acquisition activities.

Other income (expense). Other income (expense) for the three months ended September 30, 2012 consisted of a foreign currency transaction loss of $249, loss on sale of fixed assets of $68, a loss on the change in fair value of the purchase price contingency of $693 and other expense of $224. As of September 30, 2012, the carrying amount of the purchase price contingency was $5,537.

Interest and tax expense. For the three months ended September 30, 2012, interest expense was $1,097 compared to $830 for the three months ended September 30, 2011. Tax provisions resulted in a tax expense of $25 and a tax benefit of $360 for the three months ended September 30, 2012, and 2011, respectively. The tax expense of $25 is due to pre-tax income from a subsidiary of our Brazil operations.

 Loss from discontinued operations. For the three months ended September 30, 2012, our loss from discontinued operations was $72 compared to a loss of $157 for the three months ended September 30, 2011.  Revenues from discontinued operations for the three months ended September 30, 2012 were $15,659 compared to revenues of $12,556 for the three months ended September 30, 2011. Cost of revenues totaled $11,773 and $8,814 for the three months ended September 30, 2012 and 2011, respectively.  Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 were $3,342 and $2,897, respectively.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 (Dollars in Thousands)

The following discussion highlights results from our comparison of consolidated statements of operations for continuing operations for the periods indicated.

Revenues. Revenues for the nine months ended September 30, 2012 totaled $46,921 compared to $11,549 for the nine months ended September 30, 2011. The increase in revenues is attributable to the Company’s acquisition of CIMCORP, which occurred in August of 2011. Our operations in Brazil contributed $46,015 in revenue during the nine months ended September 30, 2012, which contributed about 98.1% to our total consolidated revenues. Our Brazil revenues were $11,250 for the nine months ended September 30, 2011, which is for two months of our Brazil operations as the acquisition closed in August 2011.

(Dollar amounts in thousands)

Cost of revenues. Cost of revenues for the nine months ended September 30, 2012 were $35,267, or 75.2% of revenue, compared to $7,886 or 68.3% of revenue for the nine months ended September 30, 2011. Cost of revenues is our largest category of operating expenses, representing 62.0% of our total operating expenses for the nine months ended September 30, 2012. The increase in cost of revenues was primarily due to the increase in revenues from the comparable period resulting from our Brazil acquisition. We had $34,341 in total cost of revenues from our operations in Brazil for the nine-month period ended September 30, 2012, which contributed about 97.4% to our total consolidated cost of revenues. The increase in the cost of sales margin from 68.3% at September 30, 2011 to 75.2% at September 30, 2012 was due to the lower margins realized in our Brazil operations in the infrastructure services and solutions.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2012 were $19,636 compared to $7,844 for the nine months ended September 30, 2011. The increase in selling, general and administrative expenses from the comparable period was primarily due to our acquisition of our Brazil operations. We recorded $16,685 and $3, 480 in SG&A for our Brazil operations for the nine months ended September 30, 2012 and 2011, respectively, which contributed about 85.0% to our total consolidated selling, general and administrative expenses for the nine months ended September 30, 2012. A significant portion of our selling, general and administrative expenses consists of personnel costs such as salaries, commissions, bonuses, a non-cash stock based compensation, deferred compensation expense or income and temporary personnel costs. Our SG&A includes non-cash stock based compensation of $491 for the nine months ended September 30, 2012 for board of directors’ compensation and consulting services. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, sales and marketing expenses, auditing and consulting and taxes and fines accruals from contingent tax and labor provision, which contributed to an increase in our SG&A compared to the same period in 2011.

Operating loss. For the nine months ended September 30, 2012, our operating loss totaled $9,970 compared to an operating loss of $5,166 for the nine months ended September 30, 2011. Our operating loss increased by $4,804 (or 93.0%) as a result of an increase in our operating costs of $40,176 (or 240.3%) offset by an increase in revenues of $35,372 (or 306.3%), primarily driven by the acquisition of our Brazil operations which impacted the nine months ended September 30, 2012. Our Brazil operations were acquired in August 2011.

Other income (expense). Other income (expenses) for the nine months ended September 30, 2012 consisted of a foreign currency transaction loss of $386, a gain on the sale of fixed assets of $84, a loss on the change in fair value of the purchase price contingency of $2,963, offset by other income of $42.

Interest and tax expense. For the nine months ended September 30, 2012, interest expense was $4,606 compared to $1,026 for the nine months ended September 30, 2011. The increase in interest expense is a result of assumed and new debt and leases from our Brazil operations. Tax provisions resulted in a tax expense of $101 and a tax benefit of $1,535 for the nine months ended September 30, 2012 and 2011, respectively. The tax expense of $101 is due to pre-tax income from a subsidiary of our Brazil operations.

Loss from discontinued operations. For the nine months ended September 30, 2012, the loss from discontinued operations was $1,773 compared to a loss of $1,881 for the nine months ended September 30, 2011.  Revenues from discontinued operations for the nine months ended September 30, 2012 were $46,596 compared to revenues of $40,402 for the nine months ended September 30, 2011. Cost of revenues totaled $34,706 and $28,779 for the nine months ended September 30, 2012 and 2011, respectively.  Selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $11,003 and $11,097, respectively.

Liquidity and capital resources

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business, and accordingly, no adjustments have been made to record amounts that might result from the outcome of this uncertainty of continuing as a going concern.

The Company’s accumulated deficit at September 30, 2012 was $40,702 and it incurred a consolidated net loss of $19,673 for the nine months ended September 30, 2012. On September 30, 2012, the Company had a working capital deficit of $51,289.

The Company’s nine months ended September 30, 2012 revenue grew 306.3% from the nine months ended September 30, 2011 due to the acquisition of the Brazilian operations, which occurred in August 2011, being included for the entire nine month period in 2012 versus two months in 2011.

(Dollar amounts in thousands)

In May 2012, the Company listed on the OTCQX U.S in New York, which management believes will broaden the Company’s options to raise capital.

The Company’s working capital deficit of $51,289 is primarily comprised of the following accounts that impact cash flow for the remainder of 2012: current maturities of long-term debt of $11,604, which include a mortgage note of $1,918 already extended through March 2013; $3,564 in deferred revenue; $5,537 of deferred purchase price contingency consideration, which the Company believes will be extended in the event it is unable to pay as it becomes due; accounts payable, accounts receivable and accrued other liabilities. As of September 30, 2012, the Company had a total stockholders’ deficit of $10,985.

The cash flow provided by operations of $9,711 during the nine months ended September 30, 2012 was achieved primarily through collection of accounts receivable and extended payment terms with vendors.

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

•	In May 2012, the Company procured a new accounts receivable based working capital line for $1,646 from one of the Company’s Brazilian banks.

•	In May 2012, the Company secured a facility agreement with Cisco System Capital Corporation in the amount of $1,100 guaranteed by Cimcorp’s endorsed invoices paid to a supplier.

•
In June 2012, the Company secured a working capital loan from a bank in the amount of $750. The Company also entered into another secured working capital loan from the same bank through discounted trade receivables in the amount of $687.

•
On October 4, 2012, the Company sold substantially all of the operating assets of STI for approximately $20,250, of which $13,142 was paid in cash, $4,858 in net assumed liabilities and $2,250 in stock. In addition, the Company repaid debt obligations of $6,551 with the proceeds from the sale. As a result of the sale of substantially all of the operating assets of STI, the Company anticipates the remaining goodwill recorded within the United States geographic segment of $6,358 will be impaired in the fourth quarter, as the remaining U.S. operations were dependent on and closely related to the operations of STI.

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

(Dollar amounts in thousands)

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we consider our policies on revenue recognition, long-lived assets and business combinations to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the nine months ended September 30, 2012.

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

Management has evaluated the adequacy of its disclosure controls and procedures and has determined that consistent with its prior disclosures in its prior Form 10-K and Form 10-Q, disclosure controls and procedures were not effective as of September 30, 2012. The lack of effectiveness of the Company’s disclosure controls and procedures was due to a deficiency in sufficient expertise as of September 30, 2012 among the Company’s accounting staff as well as a deficiency in its closing processes as it pertains to identifying all journal entries in the financial statement preparation process. Management believes that these material weaknesses are primarily due to the need to continue integrating the Company’s recent acquisitions. The Company has recently hired a controller for its Brazilian operations with approximately 20 years’ experience with a Big Four accounting firm, to strengthen its accounting staff. Additionally, the Company has recently hired a controller for the US operations with approximately 15 years of corporate and Big Four accounting firm experience, to strengthen its accounting staff.

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

(b) Changes in internal controls

During our fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that could have a material effect on, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

(Dollar amounts in thousands)
Item 1.  Legal Proceedings

On December 16, 2010, Empresa Brasileira de Correios e Telйgrafos – ECT, an administrative body, commenced an action against several parties including Cimcorp, the Company’s subsidiary, for alleged bidding irregularities. The action arose out an investigation by local authorities into certain bids for projects. The report of the administrative proceeding alleged that Cimcorp may have acted in collusion with other companies to manipulate the bidding price for certain projects. On July 27, 2011, the Brazilian Post office authority imposed a suspension of the right of Cimcorp to contract with the Empresa Brasileira de Correios e Telйgrafos - ECT for a period of five years (maximum penalty provided by law 8,666/93). Cimcorp has administratively appealed the penalty, which is pending judgment.

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
2.1
Asset Purchase Agreement dated as of October 2, 2012 by and Datalink Corporation, STI Acquisition Corp., Strategic Technologies, Inc. and Midas Medici Group Holdings, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012)

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

Midas Medici Group Holdings, Inc.

Date: November 14, 2012	By:	/s/ Nana Baffour
Nana Baffour
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Johnson Kachidza
Johnson Kachidza
Chief Financial Officer (Principal Financial Officer and Accounting Officer)